Form 10-K
period 1996-06-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1996-09-27
CIK 892191

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996

     or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _______________.

COMMISSION FILE NUMBER:  0-26886

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
            (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     68-0239619
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


100 BLUE RAVINE ROAD, FOLSOM, CALIFORNIA                     95630
 (Address of principal executive office)                   (zip code)


      Registrant's telephone number, including area code:  (916) 353-2400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
         Title of each class                     on which registered
      -------------------------             ------------------------------
               None                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, no par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            -------         -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1996 as reported on the Nasdaq National Market, was approximately $170,886,069. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 31, 1996, the registrant had outstanding 31,450,170 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 1996. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE
FOLLOWING: THE POTENTIAL FLUCTUATIONS IN THE COMPANY'S QUARTERLY RESULTS AND SEASONALITY; THE NEED TO MANAGE GROWTH; THE NEED TO EXPAND PROFESSIONAL SERVICES AND CUSTOMER SUPPORT; THE NEED TO MANAGE PRODUCT TRANSITIONS; THE RISKS ASSOCIATED WITH PRODUCT AND CUSTOMER CONCENTRATIONS; THE COMPANY'S DEPENDENCE ON RETENTION AND ATTRACTION OF KEY EMPLOYEES; THE RISKS ASSOCIATED WITH DEPENDENCE ON EMERGING SERVICES, MARKETS AND TECHNOLOGIES; THE RISKS ASSOCIATED WITH PRODUCT DEFECTS; THE COMPANY'S HIGHLY COMPETITIVE INDUSTRY AND RAPID TECHNOLOGICAL CHANGE WITHIN THE COMPANY'S INDUSTRY; THE COMPANY'S LIMITED OPERATING HISTORY AND UNCERTAINTY OF FUTURE OPERATING RESULTS; THE RISKS ASSOCIATED WITH INTERNATIONAL LICENSING AND OPERATIONS; THE RISKS ASSOCIATED WITH DEPENDENCE ON THIRD-PARTY RELATIONSHIPS; THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION AND RELIANCE ON TECHNOLOGY LICENSED FROM THIRD PARTIES; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENT REGULATION; GENERAL ECONOMIC AND BUSINESS CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS REPORT.

     OBJECTIVE SYSTEMS INTEGRATORS, NETEXPERT AND THE COMPANY'S LOGO ARE REGISTERED TRADEMARKS OF OBJECTIVE SYSTEMS INTEGRATORS, INC. THIS REPORT ALSO INCLUDES TRADEMARKS OF COMPANIES OTHER THAN OBJECTIVE SYSTEMS INTEGRATORS, INC.


ITEM 1.   BUSINESS

GENERAL

     Objective Systems Integrators, Inc. ("OSI" or the "Company") develops, markets and supports object-oriented, client/server software solutions for network operations support and management. OSI's NetExpert(TM) family of products includes a software framework, off-the-shelf network operations support and management applications, programmerless development tools and related professional services. These products and services are optimized for complex, mission-critical networks, and they enable the rapid deployment of new and enhanced services over those networks. The object-oriented architecture of NetExpert provides customers with building blocks that can be used, in conjunction with NetExpert's intelligent rules-based systems, to customize their network management systems and to add new products and services without the need for additional programming.

     OSI distributes and sells NetExpert to end users in North America primarily through a direct sales organization. Outside of North America, the Company sells its products and services principally through systems integrators and local distributors, and to a lesser extent through an in-region direct sales force. To augment its sales efforts, OSI offers comprehensive professional services to its customers. Professional services engineers work closely with direct sales personnel, applications specialists and distributors to assist end users with pre-sales and post-sales support including the implementation and use of the Company's products. NetExpert has been licensed by many of the world's leading telecommunications companies, including AT&T Wireless Services Inc., Ameritech Corporation, Airtouch Communication Inc., BellSouth Corporation, British Telecommunications plc, MCI Telecommunications

Corporation, NTT, Pacific Bell, Southwestern Bell Telephone Company, Sprint Communications Company, TCI Cable Management Corporation and US One Communications Corp., as well as other leading operators of voice, data and video networks, including First Union Bank and Time Warner Cable.

INDUSTRY BACKGROUND

     Historically, the telecommunications industry has been characterized by significant governmental regulation or ownership and limited competition. In this environment, telecommunications services consisted primarily of local and long distance telephone service over traditional landlines. More recently, deregulation and privatization of telecommunications services have led to increased intra-industry, cross-industry and geographic competition. For example, long distance and local exchange carriers in the United States increasingly compete for local and long-distance services. The alignment of domestic service providers with international telephone companies to deliver seamless global services has also increased competition in the delivery of telecommunications services. Telephone companies, both domestically and internationally, also face increasing competition from cable companies for telephony and new high-bandwidth voice and video services, and from wireless companies for voice and data services.

     In response to this evolving competitive environment, telecommunications service providers have sought to differentiate themselves by improving existing services and rapidly introducing new services. Enhancements of existing telephone services include the addition of features such as call waiting, call forwarding, call return, caller identification, voice mail and personal 800 numbers. New telecommunications services include high-speed data services, video teleconferencing, video-on-demand, home shopping and home banking. Competition has also increased the importance of bringing these new and enhanced services to market rapidly. In addition, the availability of new and enhanced services has fueled a dramatic increase in the use of telecommunications services by organizations and individuals, which places additional burdens on existing telecommunications infrastructures.

     To deliver new and enhanced services on a timely basis, while responding to the challenges of increased competition and use, telecommunications service providers are embracing new, rapidly emerging technologies and expanding the capacity of their systems. For example, many telecommunications service providers have embarked on major capital spending programs to augment or replace traditional copper landline-based networks with new fiberoptic, hybrid fiber coaxial, radio frequency signal and satellite transmission networks. In addition, they are implementing a variety of new network and wireless protocols which, together with new transmission networks, enable the delivery of higher bandwidth and higher quality services. These network and wireless protocols include Asynchronous Transfer Mode ("ATM"), Switched Multimegabit Data Service ("SMDS"), Frame Relay, Synchronous Optical Network ("SONET"), Synchronous Digital Hierarchy ("SDH"), Global System for Mobile Communications ("GSM"), Cellular Digital Packet Data ("CDPD"), Code Division Multiple Access ("CDMA") and Time Division Multiple Access ("TDMA"). New technologies, such as Common Channel Signalling System No. 7 ("SS7") and Advanced Intelligent Network ("AIN"), are also being implemented in existing networks to allow telecommunications service providers to create, deploy and modify advanced voice and data communications services quickly and efficiently. In less developed parts of the world, telecommunications service providers are implementing new systems both through traditional landline networks and by taking advantage of recent advances in network technology.

     To develop, deploy and manage networks and services, telecommunications service providers rely on operations support systems ("OSS") and network management systems ("NMS") that, among other functions, establish communications connections between service providers and users (provisioning), monitor equipment performance to detect errors (fault management), report network performance and traffic loads (traffic reporting) and collect and consolidate usage information (billing data collection). Historically, OSSs and NMSs were developed and deployed in an environment characterized by limited competition and slowly changing technologies and services. These systems were typically mainframe-based, proprietary and written in early-generation programming languages.

As a result, these "legacy" systems are not designed for rapid deployment or adaptation, do not easily support heterogeneous networks and are not easily customized to fit specific business needs. In view of the industry trends toward increased competition, technological complexity and rapid change, telecommunications service providers must have OSSs and NMSs that can be:

     . deployed rapidly and adapted easily to meet changing business and network requirements;

     . integrated with a wide variety of existing network equipment and systems;

     .    accommodated to new equipment and systems as they are deployed;

     . customized to provide a wide variety of OSS and NMS functions tailored to specific business needs; and

     .    scaled to address rapid growth in network size and use.

OSSs and NMSs that provide these benefits will enable rapid, and cost-effective new and enhanced services to be brought to market.

THE OSI SOLUTION

     OSI develops, markets and supports object-oriented, distributed software solutions for network operations support and management. The Company's flagship product, NetExpert, includes a software framework, off-the-shelf network operations support and management applications, programmerless development tools and related professional services. These products and services are designed for use in complex, mission-critical networks and enable rapid deployment of new and enhanced services over those networks. NetExpert provides the following features:

     Reduced Time-to-Market.  NetExpert development tools and applications
     ----------------------
enable customers to reduce their time-to-market for new and enhanced services. NetExpert's graphical use interface ("GUI") based programmerless development tools are designed to allow network analysts and engineers, rather than software programmers, to quickly and easily create new network operations support and management applications or modify existing applications to support new services. OSI's applications also allow customers to further reduce the time required to initiate revenue-generating services.

     Management of Heterogeneous Systems.  NetExpert was designed to manage
     -----------------------------------
heterogeneous network devices regardless of the transmission technology, management protocols or media used in the network. Through the open NetExpert framework and its available gateways, customers can manage network devices, such as computers, transmission equipment and switches, including those that use advanced transmission technologies such as ATM, SMDS, Frame Relay and SONET. These devices are managed using standard management protocols, such as Common Management Information Protocol ("CMIP") and Simple Network Management Protocol ("SNMP"), and selected industry-specific protocols. The ability to seamlessly manage networks that include heterogeneous elements not only protects a customer's investment in its current legacy systems, but also facilitates the migration to and installation of new, advanced technologies.

     Flexibility.  The generic nature of the NetExpert framework enables it to
     -----------
support a variety of applications. For example, customers have used NetExpert for such diverse management functions as fault management, provisioning, billing data collection, work crew dispatch, network traffic reporting and performance analysis. The ability to obtain these functions from a single framework enables OSI's customers to leverage their time and resource investments. It also allows them to quickly and cost-effectively deploy new applications.

     Scalability.  NetExpert's modular architecture allows customers to manage a
     -----------
wide variety of differently sized networks by distributing NetExpert modules to any number of computers. These computers may be located in the same area, for performance scalability, or in multiple locations, for geographic scalability. In addition, NetExpert's ability to communicate with other NetExpert systems allows multiple systems to be configured in both peer-to-peer and traditional hierarchical structures.

OSI'S STRATEGY

     OSI's goal is to become a leading provider of software frameworks, applications and tools to support mission-critical networks. In pursuit of this objective, the Company has adopted the following strategies:

     Extend Technological Leadership.  The Company intends to continue
     -------------------------------
committing substantial resources to further develop object-oriented, rules-based software solutions that address market requirements. For example, OSI has extended NetExpert to provide increased reliability and availability to support advanced applications, such as SONET provisioning. By optimizing performance and efficiency, the Company is also increasing NetExpert's capacity to accommodate increased message flows from larger, more complicated networks. The Company intends to comply with existing and future industry standards. The Company also intends to participate in the development of emerging standards.

     Expand Off-the-Shelf Applications.  The Company offers additional, off-the-
     ---------------------------------
shelf applications for the NetExpert, including broadband fiber, telephony over cable and test management systems. By licensing such off-the-shelf applications, customers can reduce development time and introduce new and enhanced services more rapidly.

     Integrate Third-Party Applications.  Rather than build applications that
     ----------------------------------
are in the market, the Company develops NetExpert interfaces to complementary third-party applications, including element management from Hewlett-Packard Company ("Hewlett-Packard"), help desk from Remedy Corporation, performance management from Metrica Corporation and asset management from Accugraph Corporation.

     Increase Penetration of Markets.  To address additional opportunities in
     -------------------------------
the communications industry, the Company intends to continue extending NetExpert and developing new applications. In addition, OSI believes that its core technology can be adapted to other industries in which flexibility, reliability and scalability of network management systems are critical. The Company's initial deployment in industries outside of telecommunications include management and control of utility power management, as well as automated operations and fault management of large computer centers. The Company is expanding its capabilities beyond element and network management by providing rules and operations which assist in Telecommunications Management Network ("TMN") service level operations such as provisioning.

     Expand Worldwide Distribution.  The Company plans to continue expanding its
     -----------------------------
direct sales force to increase its penetration of domestic and selected international communications markets. To leverage its direct sales force, the Company has established, and will continue to establish, strategic alliances with complementary telecommunications equipment and software suppliers, distributors and systems integrators. To address the needs of its international customers, the Company and its distribution partners intend to continue to localize products for use in the native language of targeted countries. To date, Japanese, French, Korean, Spanish and German versions of NetExpert are available.

     Enhance Professional Services.  The Company believes that providing
     -----------------------------
comprehensive professional services and a high level of customer support is critical to its ability to maintain its competitive position. Therefore, OSI intends to continue expanding its professional services organization in areas such as OSS requirements consulting, pre-sales and post-sales support, quality assurance, project management, application customization and training. In 1996, the Company increased the number of people dedicated to professional services from 62 as of June 30, 1995, to 79 as of June 30, 1996.

PRODUCTS

     The Company develops, markets and supports object-oriented, client/server software solutions for network operations support and management. The Company's NetExpert family of products includes a software framework, off-the-shelf network operations support and management applications, and programmerless development tools. The Company is committed to supporting open standards. NetExpert products run on the current versions of UNIX platforms offered by Hewlett-Packard, Sun Microsystems, Inc. ("Sun Microsystems"), International Business Machines Corporation ("IBM") and Silicon Graphics, Inc. In addition, NetExpert operates with relational databases offered by Oracle Corporation ("Oracle"), Sybase, Inc. ("Sybase") and Informix Corporation ("Informix").

     Customers can choose the configuration of products needed to meet their specific requirements. License fees for production NetExpert installations typically range in price from $250,000 to $1.0 million. In some cases, license fees have been as high as $5.0 million, depending on the scope of the network and the functionality required for a given customer application. The Company and its customers generally enter into support agreements that provide for ongoing service and product upgrades for a fixed annual fee.

     NETEXPERT FRAMEWORK
     -------------------

     The NetExpert framework consists of software modules that execute predefined rules to manage and control a customer's network. The object-oriented architecture of the NetExpert framework provides customers with building blocks that can be used in conjunction with NetExpert's intelligent rules-based systems to implement their network operations support and management systems without the need for professional programmers. Because rules are interpreted by NetExpert products rather than compiled into them, rules can be developed off-line and then incorporated into runtime systems without significantly affecting system availability.

     NetExpert framework software modules include the following:

                              NETEXPERT FRAMEWORK

NetExpert Core Services                  NetExpert Distributed Management
   NetExpert Administrator                   Access CNM
   IPMH Daemon                               SNMP Proxy Agent
   Authorization Agent                       Peer-to-Peer
NetExpert Gateways                       NetExpert Visual Agent
   Generic Gateway                           Visual Agent Server
   SNMP Gateway and Trap Daemon              Visual Agent Client
   Multiplexing Gateway                  NetExpert Client Serives
   CMIP Protocol Agent                       Client Manager
   Shell Protocol Agent                      Alert Display
   X.25 Protocol Agent                       Trouble Ticket
   TCP/IP Protocol Agent                     Managed Object Control
   Serial Protocol Agent                     Inhibit Alert
   BCN Protocol Agent                        Paging
   Datakit Protocol Agent                    Data Browser
NETEXPERT ANALYSIS                           Report Maker
   Intelligent Dynamic Event Analysis System Polling
   ("IDEAS")                                 Graphics Manager
NETEXPERT DATA COLLECTION                    Graphics Agent
   Data Archiver

     NetExpert Core Services.  NetExpert Core Services are required for all
     -----------------------
NetExpert installations and are used by all other NetExpert processes.
NetExpert Core Services include a messaging infrastructure to allow modules to communicate in a distributed computing environment; object management and repository services; object and action authorization services; standard routines for error handling, licensing and logging; and many other common services.
These services are accessed by other NetExpert products and can be used to develop programs to extend the capabilities of NetExpert.

     NetExpert Gateways.  NetExpert Gateways are the means by which NetExpert
     ------------------
communicates with computers, transmission equipment, switches and testing equipment. NetExpert Gateways execute predefined rules to communicate with hardware elements, customer subscriber databases, billing systems, service order systems, inventory systems and other management systems. NetExpert's Generic, SNMP and CMIP gateways, enable bidirectional communication using both standard and nonstandard communication protocols. In addition, because each network element is handled by a separate gateway, NetExpert supports phased implementations of both NetExpert and the network.

     NetExpert Analysis.  NetExpert Analysis receives and filters large volumes
     ------------------
of messages sent either by other NetExpert modules or by external systems through the NetExpert Gateways. It also executes actions based on the predefined rules created using NetExpert Development Tools. These actions might include analysis of received error messages, initiation of provisioning commands, analysis of network performance, generation of alarms to the operator and other actions based upon changes in network elements or operator requests. The interpretive, rules-based design of NetExpert Analysis allows the user to modify the behavior of the management system by changing rules without reprogramming.

     NetExpert Data Collection.  NetExpert Data Collection collects and
     -------------------------
normalizes data from other NetExpert modules and stores it in user-defined databases or other repositories. This allows the storage of large amounts of data which can be later analyzed by a customer or forwarded to other management systems. NetExpert Data Collection is designed to facilitate performance management, traffic management and billing data collection, all of which require the manipulation and analysis of large amounts of data.

     NetExpert Distributed Management.  NetExpert Distributed Management, which
     --------------------------------
includes Peer-to-Peer and SNMP Proxy Agent, forwards NetExpert data to other NetExpert and third-party management systems via standard or nonstandard interfaces. These specialized gateways allow other management systems to interface with, access the information stored in and trigger actions in NetExpert. In particular, Peer-to-Peer allows NetExpert systems to communicate and share information with each other, which increases scalability, provides backup and enhances management system performance through distributed processing.

     NetExpert Visual Agent.  NetExpert Visual Agent allows users to develop
     ----------------------
custom screens to graphically visualize management information and control the behavior of managed objects, such as OSS applications, transmission devices, computer systems and switches. Users implement templates to display classes of objects, define the actions the operators can perform against those objects and create a menu of operations from which to initiate the defined actions. Screens can be created that dynamically display network and element conditions and the performance of these elements as they change in real-time.

     NetExpert Client Services.  NetExpert Client Services contain several
     -------------------------
special-purpose management utilities. These include processes that display alarm information to users, manage trouble tickets, page technicians, display stored management data, provide reports on historical conditions and initiate actions on a scheduled basis.

     NETEXPERT DEVELOPMENT TOOLS
     ---------------------------

     NetExpert Development Tools, which consist of editors, configuration management utilities and application programming interfaces ("APIs"), are used to develop or modify rules that govern the behavior of the other NetExpert products. NetExpert Editors are GUI-based, programmerless tools which enable implementation of specific network operations support and management applications. They also enable configuration and customization of OSI's off-the-shelf applications or the addition of enhanced functionality to NetExpert. Package Administration allows customers to combine user- and OSI-developed applications and to control the migration of new applications from a test environment to a production environment.

     NetExpert Development Tools include the following:

                          NETEXPERT DEVELOPMENT TOOLS

Rule Editor                              NetExpert Object Workspace ("NOW")
Dialog Editor                            IPMH ToolKit
Administration Editors                   Protocol Agent ToolKit
Authorization Editor                     Package Administration
Graphics Editor

     NETEXPERT APPLICATIONS
     ----------------------

     NetExpert Applications are off-the-shelf rule sets that perform common operations and management functions. NetExpert Applications range from element interfaces that control a particular type of device, such as a switch, to complete systems capable of managing complex, multivendor network domains. For example, NetExpert trafficMASTER monitors the volume of data flowing through a multivendor switch network, identifies and displays areas of congestion to the operator, automatically initiates plans to correct congestions and stores/reports on traffic data. All NetExpert Applications are customizable in varying degrees to meet the specific requirements of customers. For example, element interfaces usually require a minimal level of customization, while full management systems generally require a high level of customization.

     NetExpert Applications include the following:


                            NETEXPERT APPLICATIONS

transportMASTER                       loopMASTER
    AT&T DDM2000 Fault                    ADC OSWorks HDT Domestic Fault/Prov
    AT&T FT2000 OC48 Fault                ADC OSWorks HDT International
                                            Fault/Prov
    Alcatel 1648 Fault/Prov               Nortel AccessNode HDT Fault/Prov
    Fujitsu Fault                         ADC NMCS/DV6000 v2 Fault
    Nortel OC3 Express
    Nortel S/D MS Transport Node Fault
    NEC 2400 Fault/Prov
    AT&T DACS II Fault
    AT&T DACS IV 2000 Fault
    Tellabs Titan 5500 Fault/Prov
    Tellabs Titan 532 Fault

switchMASTER WIRELINE                 trafficMASTER
    AT&T 5ESS Fault                       AT&T 5ESS Trunk Side Perf
    AT&T 5ESS Line - Analog/ISDN Prov     Alcatel S1240 Trunk Side Perf
    Nortel DMS Fault                      Ericsson AXE-10 Trunk Side Perf
    PIC/Care                              NEC NEAX 2400 - Trunk Side Perf


switchMASTER WIRELESS
    AT&T Autoplex Fault
    Ericsson AXE-10 Fault
    AT&T Fault
    AT&T Perf

     Revenue from the license, service and support of NetExpert has accounted for substantially all of the Company's revenues since its inception. The Company believes that this will continue for the foreseeable future. Therefore, the Company's future operating results significantly depend on continued market acceptance of

NetExpert, improvements to the NetExpert Framework, new and enhanced NetExpert development tools, and related applications.

     There can be no assurance that NetExpert will continue to achieve market acceptance or that the Company will be successful in developing, introducing and marketing improvements to the NetExpert framework, NetExpert development tools or applications. A decline in the demand for NetExpert as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. In addition, delays in the introduction of advanced services, failure of those services to gain widespread market acceptance or the decision of telecommunications carriers and other service providers not to use the Company's products in the deployment of these services would have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMERS

     As of June 30, 1996, the Company had directly or indirectly licensed its products to more than 150 customers worldwide. The Company's target markets are the telecommunications, cable and cellular/wireless industries. The Company also sells, primarily through distributors, to commercial enterprises and government agencies.

     A significant portion of the Company's revenues in any given fiscal period are derived from substantial orders placed by large organizations. As a result, the Company's revenues often have been concentrated among a relatively small number of customers. In fiscal 1994, 1995 and 1996, revenues from the license of NetExpert products and services to the Company's five largest customers represented approximately 44%, 45% and 30% respectively, of the Company's total revenues. In fiscal 1994, Time Warner Inc. ("Time Warner") accounted for 17% of total revenues. In fiscal 1995, customers accounting for more than 10% of total revenues were AT&T Wireless Services, Inc. (16%) and Sprint Communications Company L.P. ("Sprint") (11%). There were no customers accounting for more than 10% of total revenues in fiscal 1996. The Company expects that it will continue to depend on a limited number of customers for a significant portion of its future revenues. As a result, the Company's business, operating results and financial condition would be materially adversely affected if anticipated orders fail to materialize, are deferred or are canceled due to changes in customer requirements. In addition, there can be no assurance that revenue from key customers, individually or as a group, will continue at historical levels.

     The Company's operating results may be subject to substantial period-to-period fluctuations as a result of customer concentration and other factors affecting capital spending in the telecommunications industry. Customary payment terms are generally between 30 and 45 days for domestic sales and between 45 and 60 days for international sales. In addition, some major customers with substantial orders have payment terms between 60 and 120 days.

SALES AND MARKETING

     The Company employs a direct sales force consisting of sales and application specialists. The application specialists possess expertise that allows them to define customer requirements in specific application areas, such as broadband infrastructure, advanced intelligent networks and telephony over cable. The Company believes that having a direct sales force allows it to obtain better information regarding market requirements and to further enhance its expertise in its customers' industries. The Company also uses systems integrators in North America to supplement its sales efforts, particularly for government and commercial applications. As of June 30, 1996, the Company's North American sales and marketing organization included 75 individuals. The Company has 11 sales and customer support offices in North American metropolitan areas:
Atlanta, Chicago, Dallas, Denver, Kansas City, New York, Ontario, San Francisco, Seattle, Washington, D.C. and Westport. The direct sales force is managed from the Company's headquarters in Folsom, California.

     Outside of North America, the Company sells its products and services principally through systems integrators and local distributors that have cultural familiarity, specific industry expertise and the ability to respond to customer needs on a timely basis. European distribution is managed from the Company's headquarters in Folsom, California. Distribution in the Pacific Rim channel is managed from the Company's Seattle, Washington sales office. In addition, the Company currently has technical sales support offices in Beijing, Seoul and Singapore.

     License, service and other revenue outside of the United States accounted for 26%, 24% and 31% of the Company's total revenues in fiscal revenue 1994, 1995 and 1996, respectively. The Company expects that international license, service and other revenue will continue to account for a significant portion of its total revenue. The Company intends to enter additional international markets and to continue expanding its operations outside of North America by expanding its direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships. This expansion will require significant management attention and the expenditure of significant financial resources, and could adversely affect the Company's operating margins.

     To the extent the Company is not able to establish additional foreign operations in a timely manner, the Company's ability to grow international sales may be limited. This could, in turn, materially adversely affect the Company's business, operating results and financial condition. In addition, the Company's international operations involve a number of inherent risks, including: longer collection periods; greater difficulty in collections, staffing and managing; longer sales cycles; unexpected changes in regulatory requirements; including a slowdown in the rate of privatization of telecommunications service providers; reduced protection for intellectual property rights in some countries; and other trade barriers.

     To supplement its sales efforts, the Company has also established relationships with key suppliers to the Company's customers and potential customers. Whenever possible the Company works closely with these suppliers to facilitate a complete customer solution. In addition to assisting the Company's sales efforts, these relationships also provide the Company with insight into new and emerging customer applications.

     There can be no assurance that the Company will be able to attract additional equipment providers, systems integrators and distributors who can market the Company's products effectively. The Company believes that its success in penetrating markets depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if its distribution needs change. There can also be no assurance that telecommunications equipment providers, systems integrators and distributors will not discontinue their relationships with the Company or form arrangements with the Company's competitors.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

     The Company believes that a high level of professional services and customer support is critical to its continuing success in developing long-term relationships with its customers.

     To augment its sales efforts, the Company offers comprehensive professional services. Professional services engineers work closely with direct sales personnel, applications specialists and distributors to assist end users with pre-sales and post-sales support, including the implementation and use of the Company's products.

The Company offers a range of services, including requirements analysis, project management, system design, customization and installation, training, ongoing consultation and upgrade management.The Company also offers 12-month support contracts to its customers. These contracts entitle customers to unlimited technical support, product updates and product maintenance during the support period. Substantially all of the Company's customer base was covered by such support contracts in fiscal 1996.

     As of June 30, 1996, the Company had 112 individuals performing professional services. There can be no assurance that the Company's professional services and customer support resources will be sufficient to manage future growth of the Company's business. Failure to expand the Company's professional services and customer support organizations commensurate with the expansion of its installed base would have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

     Because of the underlying complexity of its products and the close customer interaction required to support mission-critical applications, the Company's product development process differs from other providers of network operations support and management applications. The Company's research and development efforts are focused on addressing the requirements of specific customers under development contracts, while simultaneously improving the general capabilities of NetExpert products. The Company often designs, develops and delivers a prototype version of a product to selected customers for initial deployment. Thereafter, the Company and its customers work closely to modify and enhance the product to meet customer specifications and the market requirements. After the Company has completed this process, the product will become commercially available to all customers. As a result, the Company believes that the final product will most closely meet the requirements of its markets.

     The Company's research and development organization is composed of seven teams. These teams are: Current Product Development, Next Generation Product Development, Advanced Development, Rule Set Applications Development, Human Interface Design Center, Product Maintenance, and Configuration Management.

     The Current Product Development team continuously enhances the existing products to meet customer requirements. The Next Generation Product Development team implements fundamental changes to the NetExpert framework address emerging requirements in the telecommunications industry. The Advanced Development team, investigates and reduces the risk of new technologies that the Company would like to incorporate into the product. The Rule Set Applications Development team produces reusable element, network, and service management solutions for telecommunications and internet market segments. The Human Interface Design Center investigates and implements improvements in usability and complexity management. The Product Maintenance team provides support on customer issues or problems that requires product changes. The Configuration Management team works to build software for all supported platforms.

     The Company develops the majority of its technology and products internally. However, it also continually reviews opportunities to license technologies or products from others, where appropriate. The Company believes that this approach facilitates the accelerated development and introduction of new and enhanced applications and products.

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, life cycles for the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features. There can be no assurance that the Company can develop and market new products or product features; that the Company will not have difficulties that delay or prevent these new products and features from being introduced; or that its new products and/or features will meet the needs of the marketplace. If the Company is unable to introduce enhancements of existing products or new products in a timely manner, or if the Company's products fail to operate across evolving versions of hardware, and software platforms and databases, the Company's business, operating results and financial condition would be materially adversely affected.

     Furthermore, software products as complex as those offered by the Company are highly likely to contain defects. There can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases after commencement of commercial licensing. This could result in delay or loss of revenue, loss of market share or failure to achieve market acceptance. Any of these occurrences would have a material adverse effect upon the Company's business, operating results and financial condition.

     As of June 30, 1996, the Company's research and development organization consisted of 82 employees. In fiscal 1994, 1995 and 1996, research and development expenses were $1.8 million, $4.0 million and $7.1 million, respectively. The Company has also capitalized certain additional software development costs totaling approximately $484,000 and $210,000 in fiscal 1994 and 1995, respectively. No software development costs were capitalized in fiscal 1996. These costs are amortized over the estimated economic life of the underlying product, generally not exceeding three years. The Company anticipates that it will commit increasing resources to research and development in future periods to enhance and extend its product lines.

COMPETITION

     Competition in the evolving network operations support and management market is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for the Company's products are product reputation, quality, performance, price, professional services, customer support and product features, such as adaptability, scalability, ability to integrate with other products, functionality and ease of use. The Company believes that it currently competes favorably overall with respect to these factors. In the future, the Company will be required to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

     The Company's competitors offer a variety of solutions to address the network operations support and management applications market. They generally fall within six categories: (i) internal design and development organizations that produce applications, (ii) major telecommunications carriers who resell their internal management systems, including NYNEX Corporation ("NYNEX") and GTE Corporation ("GTE"), (iii) telecommunications equipment vendors, including AT&T Corporation ("AT&T") and LM Ericsson Telephone Company ("Ericsson"), (iv) hardware and software vendors, including IBM, Sun Microsystems, Hewlett-Packard, Microsoft Corporation ("Microsoft") and Computer Associates International, Inc.,
(v) providers of specific market applications, including Bellcore, Boole and Babbage, Inc., Lucent Technologies and MAXM

Systems Corporation, and (vi) systems integrators, such as TCSI (formerly Teknekron Communications Systems, Inc.) and Applied Computing Devices, Inc. ("ACD"), who primarily provide programming services to develop customer-specific applications.

     Most of the Company's existing and potential customers continuously evaluate whether to design and develop their own network operations support and management systems or purchase them from outside vendors. These customers typically have large internal staffs that are changed with designing and developing software solutions to meet their particular needs. As a result, the Company must engage in a continuous education program concerning the advantages of its products over internally developed network operations support and management applications.

     Most of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources. They also have greater name recognition and a larger installed base.

     The Company's open systems architecture could lead to increased competition as third parties develop competitive network operations support and management systems. Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They could also devote greater resources to the development, promotion and sale of their products.

     OSI believes that its products offer higher functionality than those of its competitors. Therefore, they are frequently priced at a premium. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance the Company can continue to enjoy its current competitive position. If the Company is unable to do so, the Company's business, operating results and financial condition would be materially and adversely affected.

PROPRIETARY TECHNOLOGY

     The Company relies on a combination of trade secret, copyright and trademark laws; nondisclosure and other contractual agreements; and a variety of technical measures to protect its proprietary rights. The Company currently has no patents or patent applications pending. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into invention assignment and proprietary information agreements with its employees and consultants and nondisclosure agreements with its customers, system integrators and distributors. The Company also limits access to and distribution of its software, documentation and other proprietary information.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States, making the possibility of misappropriation more likely. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent its misappropriation. Moreover, these protections may not preclude competitors from developing products with functionality or features similar to the Company's products. The Company believes that, because of the rapid pace of technological change in the market for its products, legal protections of its proprietary technology are less significant factors in the Company's success than the knowledge, technical expertise, ability and experience of its employees, the frequency of product enhancements and the quality of professional services and customer support it provides.

     The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties and there are currently no pending claims to that effect. There can be no assurance, however, that the Company will not receive future claims that the Company's products infringe, or may infringe, upon the proprietary rights of others. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays, require the Company to develop non-infringing technology or cause the Company to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be available or may be available only on terms that are unacceptable to the Company. A successful claim of product infringement against the Company coupled with the failure or inability to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results or financial condition would be materially adversely affected.

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used to perform key functions. For instance, the Company has licensed SL/GMS from SL Corporation, Open Interface from Neuron Data Inc. and FLEXlm from Globetrotter Software, Inc. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. In addition, the Company is, to a certain extent, dependent on the ability of third parties to enhance their current products and to develop new products on a timely and cost-effective basis. There can be no assurance that the Company would be able to replace the functionality provided by the third-party software currently used in the Company's products if it becomes obsolete or incompatible with future versions or enhancements of the Company's products. The loss of or inability to maintain any of these software licenses, or the inability of the third parties to timely and cost-effectively enhance their products, could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated. This could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of June 30, 1996, the Company had 328 employees, including 82 engaged in research and development activities, 75 in sales and marketing, 112 in professional services and 59 in administration and finance. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

     The Company's success depends to a significant degree on the continuing contributions of its key management, sales, professional services, customer support and product development personnel. The loss of key personnel could have a material adverse effect on the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, sales, professional services, customer support and product development personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.   PROPERTIES

     The Company's principal administrative, sales and marketing, customer support and product development facilities are located in Folsom, California in two buildings of approximately 35,000 square feet and 11,460 square feet, respectively. These facilities are leased, with the leases expiring in 1999 and 1997, respectively. The Company has an option to renew the lease with respect to the 35,000-square-foot facility for up to an additional five years. In addition, the Company leases offices in the following metropolitan areas: Atlanta, Beijing, Chicago, Dallas, Denver, Incline Village, Kansas City, New York, Ontario, San Francisco, Seattle, Seoul, Singapore, Washington, D.C., and Westport. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and key employees of the Company are as follows:


Name                   Age                         Position

Joseph T. Ambrozy...    57   President, Chief Executive Officer and Director

David M. Allen......    38   Vice President, Finance and Administration, and
                             Chief Financial Officer

Philip N. Cardman...    48   Vice President, General Counsel and Secretary

A.J. Germek.........    53   Vice President, Planning and Development

Kevin McCoy.........    44   Vice President, Research and Development

Tim J. Sebring......    32   Vice President, Sales and Marketing

Dan Line............    45   Vice President, Global Accounts and Managing
                             Director, European Operations

Jim K.R. Souders....    37   Vice President and Managing Director, Asia Pacific
                             Operations

     Joseph T. Ambrozy became President of the Company in November 1995, Chief
     -----------------
Executive Officer in January 1996, and has served as a director of the Company since August 1995. From January 1993 to November 1995, Mr. Ambrozy served as Vice President, Strategic Planning of Bell Atlantic, a telecommunications company. From May 1988 to January 1993, he served as Vice President, Information Systems of Bell Atlantic Network Services, Inc. Prior to that time, Mr. Ambrozy served in a variety of managerial positions for Bell Atlantic and AT&T. He currently serves on the Board of Directors of Bell Atlantic Washington D.C., Grupo Iusacell S.A. de C.V., Sodalia S.p.A., Chesapeake Directory Sales Company and Bell Atlantic Directory

Graphics. Mr. Ambrozy received a BE degree in Mechanical Engineering and an MS degree in Industrial Management from Stevens Institute of Technology.

     David M. Allen has served as Vice President and Chief Financial Officer of
     --------------
the Company since July 1996. David M. Allen joined the Company as Vice President, Finance and Administration, and Chief Financial Officer in July 1996. From 1991 to July 1996, he was Vice President and Chief Financial Officer at Telecommunications Techniques Corporation (TTC), which is a subsidiary of Maryland-based communications test equipment manufacturer, Dynatech Corporation. Mr. Allen joined TTC in 1985 as Controller and Accounting Manager, and was Director of Finance and Administration from 1988 to 1991. Previously, Mr. Allen was with Automata, Inc., and Stoy, Malone & Co. Mr. Allen holds a BA degree in Accounting from the University of Maryland and is a Certified Public Accountant.

     Philip N. Cardman became Vice President, General Counsel and Secretary of
     -----------------
the Company in May 1996. From 1989 to May 1996, he was Vice President and General Counsel as well as Vice President, Business Development at Convex Computer Corporation, a manufacturer of supercomputer systems. From 1981 to 1989, he served in various management positions at Tandem Computers Inc. Mr. Cardman holds a BA degree from Washington University and a JD degree from Duke University. He is a member of the California and Texas Bars.

     A.J. Germek became Vice President, Planning and Development at the Company
     -----------
in February 1996. From 1992 to 1996 and from 1986 to 1990, he had been a Principal at Princeton Associates, a management consulting firm specializing in business planning, financial management and information systems planning. From 1990 to 1992, Mr. Germek was Vice President, Business Development, at Fidelity Investments. From 1981 to 1986, he held senior management positions at Bell Atlantic Corporation and AT&T, most recently as Vice President, Personal Communications Group. He holds a BA degree in Liberal Arts from Cornell University and a MBA degree from Case Western University, and is a CPA.

     Kevin McCoy joined the Company as Vice President, Research and Development,
     -----------
in April 1996. He was previously a senior manager at Apple Computer Inc., a manufacturer of personal computes, where from June 1995 to January 1996, he was Director of Component Software Engineering and from February 1992 to June 1995, was Director of Macintosh Desktop Systems Software. Prior to joining Apple, Mr. McCoy spent 13 years with NCR Corporation, where he held a number of management positions. Mr. McCoy is a graduate of the University of Oregon, where he received BS degrees in both Mathematics and Computer Science.

     Tim J. Sebring has served as Vice President, Sales and Marketing, of the
     --------------
Company since January 1996. From July 1995 to January 1996, he served as Vice President, Telecommunications Industry and Americas. From July 1993 to July 1995, Mr. Sebring served as Director of Sales and Marketing, Telecommunications Industry and Americas, and from July 1991 to July 1993, he served as Director of Sales and Marketing. From September 1986 to July 1991, Mr. Sebring served in a variety of engineering and sales positions at GTE, a telecommunications company. Mr. Sebring received a BS degree in Industrial and Management Systems Engineering from Pennsylvania State University.

     Dan Line has served as Managing Director, European Operations since
     --------
September 1993 and was also named Vice President, Global Accounts in July 1996. From 1986 to August 1993, Mr. Line served in a variety of executive sales and marketing positions for GTE, most recently as Regional Sales Manager, Major Accounts. From 1982 to 1986, Mr. Line served as Director of International Sales of TMC Limited, a division of Philips NV, a voice and data communications company. Mr. Line studied Business at San Jose State University and International Business at London University, United Kingdom.

     Jim K.R. Sounders has served as Managing Director, Asia Pacific Operations
     -----------------
of the Company since October 1994. He was also named a Vice President in July 1996. From February 1993 to October 1994, Mr. Souders was Managing Director, New Business Development, Asia-Pacific Region of the Company. Prior to joining the Company, Mr. Souders served in several sales and marketing positions, most recently as International Market Manager, Telco Industry for GTE Information Services from 1988 to January 1993. He received a B.S. degree in Accounting from Lewis & Clark College.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference from the section captioned "Common Stock Prices and Dividends" contained in the Company's 1996 Annual Report to Shareholders for the fiscal year ended June 30, 1996, portions of which are filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held November 14, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)  Financial Statements
                  --------------------

                  The following financial statements are incorporated by reference in Item 8 of this Report:

                  Independent Auditors' Report
                  Consolidated Financial Statements:
                    Consolidated Balance Sheets at June 30, 1996 and 1995 Consolidated Statements of Income for the years ended
                      June 30, 1996, 1995 and 1994
                    Consolidated Statements of Shareholders' Equity for the
                      years ended June 30, 1996, 1995 and 1994
                    Consolidated Statements of Cash Flows for the years
                      ended June 30, 1996, 1995 and 1994
                    Notes to Consolidated Financial Statements

          (a)(2)  Financial Statement Schedules
                  -----------------------------

                  II - Valuation and Qualifying Accounts

                  Additional schedules are not required under the related
schedule instructions or are inapplicable, and therefore have been omitted.


          (a)(3)  Exhibits
                  --------

                   3.1        Restated Articles of Incorporation of the
                   3.2/1/     Bylaws of the Registrant, as amended to date
                  10.1/1/     Stock Option Plan and form of agreements thereto
                  10.2/1/     1994 Stock Option Plan and form of agreement
                              thereto

                  10.3/1/     1995 Employee Stock Purchase Plan and form of
                              agreements thereto
                  10.4/1/     1995 Director Stock Option Plan and form of
                              agreement thereto
                  10.5/1/     Form of Indemnification Agreement between the
                              Registrant and its officers and directors
                  10.6/1/     Letter Agreement between the Registrant and Wells
                              Fargo Bank dated December 9, 1994
                  10.6.2/1/   Revolving Line of Credit executed by Registrant
                              on behalf of Wells Fargo Bank
                  10.7/1*/    Sprint Network Management Systems Agreement
                              between Registrant and Sprint/United Management
                              Company dated October 18, 1994
                  10.8/1/     Standard Office Lease-Gross between Registrant
                              and PIWI Investments dated February 14, 1994
                  10.9.1/1*/  Letter of Intent between Registrant and McCaw
                              Cellular Communications, Inc. dated September
                              1, 1994
                  10.9.2/1*/  Letter Agreement between Registrant and AT&T
                              Wireless Services, Inc. dated as September 15,
                              1994
                  10.10/1*/   Stockholder Rights Agreement among Registrant,
                              Tom L. Johnson and Dick G. Vento and the
                              purchasers of Preferred Stock named therein
                              dated September 27, 1995
                  10.11/1/    Voting Agreement by and among Registrant, Tom L.
                              Johnson, Dick G. Vento and the purchasers of
                              Preferred Stock named therein dated September
                              27, 1995
                  10.12/1/    Letter Agreement between Registrant and Joseph T.
                              Ambrozy dated as of November 24, 1995
                  10.13/2/    Master License Agreement dated December 31, 1995
                              between the Registrant and AT&T Wireless Services,
                              Inc.
                  11.1        Statement regarding computation of per share
                              earnings
                  13.1        Portions of Registrant's Annual Report to
                              Shareholders for the fiscal year ended June 30,
                              1996
                  23.1        Independent Auditors' Consent and Report on
                              Schedule
                  24.1        Power of Attorney (See Page 22)
                  27.1        Financial Data Schedule
_______________________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

/1/ Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995.

/2/ Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

     (b) Reports on Form 8-K.  The Company did not file any reports on Form 8-K
         -------------------
         during the quarter ended June 30, 1996.

     (c) Exhibits.  See Item 14(a)(3) above.
         --------

     (d) Financial Statement Schedules.  See Item 14(a)(2) above.
         ----------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OBJECTIVE SYSTEMS INTEGRATORS, INC.


                                    By:  /s/   Joseph T. Ambrozy
                                         -------------------------------------
                                         Joseph T. Ambrozy
                                         President, Chief Executive Officer and
                                         Director
Date: September 27, 1996

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph T. Ambrozy and David M. Allen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


        Signature                       Title                      Date
- ------------------------  --------------------------------    ------------------

/s/  Joseph T. Ambrozy    President, Chief Executive Officer  September 27, 1996
- ------------------------  Director (Principal Executive
(Joseph T. Ambrozy)       Officer)



/s/  David M. Allen       Vice President, Finance and         September 27, 1996
- ------------------------  Administration and Chief Financial
(David M. Allen)          Officer (Principal Financial and
                          Accounting Officer)

      Signature                       Title                       Date
- ------------------------  ---------------------------------  ------------------

/s/  Richard G. Vento      Co-Chairman of the Board          September 27, 1996
- ------------------------
(Richard G. Vento)



/s/  Tom L. Johnson        Co-Chairman of the Board          September 27, 1996
- ------------------------
(Tom L. Johnson)



/s/   Jonathan B. Shantz   Director                          September 27, 1996
- ------------------------
(Jonathan B. Shantz)



                           Director                          September   , 1996
- ------------------------
(Dr. Kornel Terplan)




/s/  George F. Schmitt     Director                          September 27, 1996
- ------------------------
(George F. Schmitt)

                                                                     SCHEDULE II

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                       Balance at     Charged                       Balance
                                       Beginning        to                          at End
     Classification                    of Period      Operations     Deductions     of Period
Allowance for Doubtful Accounts
 Year Ended:
   June 30, 1994                        $     --       $245,000       $      --      $245,000
                                        =====================================================
   June 30, 1995                        $245,000       $360,000       $(245,000)     $360,000
                                        =====================================================
   June 30, 1996                        $360,000       $963,000       $(336,000)     $987,000
                                        =====================================================

Allowance for Sales Returns
 Year Ended:
   June 30, 1994                        $     --       $     --       $      --      $     --
                                        =====================================================
   June 30, 1995                        $     --       $250,000       $      --      $250,000
                                        =====================================================
   June 30, 1996                        $250,000       $     --       $(150,000)     $100,000
                                        =====================================================