Form 10-Q
period 1996-09-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1996-11-13
CIK 892191

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        Commission file number: O-26886
                                                -------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         CALIFORNIA                                             68-0239619
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


                              100 BLUE RAVINE ROAD
                            FOLSOM, CALIFORNIA 95630
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (916) 353-2400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---

Number of shares of registrants common stock outstanding as of October 31, 1996:
31,977,740

================================================================================

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                               TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1996
          and June 30, 1996                                                          3

          Condensed Consolidated Statements of Income for the three months
          ended September 30, 1996 and September 30, 1995                            4

          Condensed Consolidated Statements of Cash Flows for the three months
          ended September 30, 1996 and September 30, 1995                            5

          Notes to Condensed Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                          12

          Index to Exhibits                                                         12

SIGNATURES                                                                          13


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30,   JUNE 30,
                                                          1996          1996
                                                      ------------    --------
                                                       (UNAUDITED)      (1)
ASSETS
Current assets:
  Cash and cash equivalents..........................    $ 55,337     $ 53,988
  Accounts receivable (net of allowances of
    $1,355 and $987).................................      34,284       32,198
  Income tax refund receivable.......................       6,562        7,710
  Prepaid expenses and other current assets..........       3,119        2,364
                                                         --------     --------
     Total current assets............................      99,302       96,260
Property and equipment, net..........................      12,479        9,822
Other assets (net of accumulated amortization of
    $806 and $748)...................................         462          431
                                                         --------     --------
     Total assets....................................    $112,243     $106,513
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................    $  2,407     $  3,462
  Accrued liabilities................................       4,222        2,644
  Deferred revenue...................................       4,135        5,349
                                                         --------     --------
     Total current liabilities.......................      10,764       11,455
                                                         --------     --------
Shareholders' equity:
  Common stock.......................................      77,182       73,207
  Deferred stock compensation........................        (903)        (996)
  Retained earnings..................................      25,200       22,847
                                                         --------     --------
     Total shareholders' equity......................     101,479       95,058
                                                         --------     --------
     Total liabilities and shareholders' equity......    $112,243     $106,513
                                                         ========     ========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 30, 1996.

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                         ------------------
                                           1996      1995
                                         --------  --------
Revenues:
  License.............................    $13,105   $ 5,456
  Service and other...................      4,450     4,503
                                          -------   -------
     Total revenues...................     17,555     9,959
                                          -------   -------
Cost of revenues:
  License.............................        361       208
  Service and other...................      3,186     2,592
                                          -------   -------
     Total cost of revenues...........      3,547     2,800
                                          -------   -------
Gross profit..........................     14,008     7,159
                                          -------   -------
Operating expenses:
  Sales and marketing.................      5,328     2,961
  Research and development............      2,722     1,218
  General and administrative..........      2,774     1,127
                                          -------   -------
     Total operating expenses.........     10,824     5,306
                                          -------   -------
Income from operations................      3,184     1,853
Other income (expense), net...........        683       (15)
                                          -------   -------
Income before taxes...................      3,867     1,838
Provision for income taxes............      1,514       735
                                          -------   -------
Net income............................    $ 2,353   $ 1,103
                                          =======   =======
Net income per share..................    $   .07   $   .04
                                          =======   =======
Shares used in per share computation..     34,067    31,407
                                          =======   =======

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                       1996         1995
                                                      ------       ------
Cash flows from operating activities:
  Net income........................................  $ 2,353     $ 1,103
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization..................      885         618
     Amortization of deferred stock compensation....       93         105
     Interest received on loans to shareholders.....       --         212
     Effect of changes in:
        Accounts receivable.........................   (2,086)     (5,384)
        Income tax refund receivable................    5,080          --
        Prepaid expenses and other current assets...     (755)       (361)
        Accounts payable............................   (1,055)        (11)
        Accrued liabilities.........................    1,576         174
        Income taxes payable........................       --         627
        Deferred revenue............................   (1,214)      2,342
                                                      -------     -------
           Net cash provided by (used for)
            operating activities....................    4,877        (575)
                                                      -------     -------
Cash flows from investing activities:
  Purchases of property and equipment...............   (3,571)     (1,798)
  Loans to shareholders collected...................       --       4,200
                                                      -------     -------
           Net cash (used for) provided
            by investing activities.................   (3,571)      2,402
                                                      -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock............       43          --
  Repayments of line-of-credit......................       --        (401)
                                                      -------     -------
           Net cash provided by (used in)
            financing activities....................       43        (401)
                                                      -------     -------
Net increase in cash and cash
 equivalents........................................    1,349       1,426
Cash and cash equivalents:
  Beginning of the period...........................   53,988         763
                                                      -------     -------
  End of the period.................................  $55,337     $ 2,189
                                                      =======     =======
Other cash flow information:
  Cash paid during the period for:
     Interest.......................................  $    17     $    24
                                                      =======     =======
     Income taxes...................................  $    --     $   330
                                                      =======     =======

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

2.   EARNINGS PER SHARE

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon exercise of outstanding stock options. All common shares issued and stock options granted at a price less than the initial public offering price subsequent to July 1, 1994 (using the treasury stock method for options and an estimated public offering price) have been included in the computation of common and common equivalent shares outstanding for all periods presented.

3.   RELATED PARTY TRANSACTION

     For the three month period ended September 30, 1996, the Company had revenues of approximately $3.0 million from Cisco Systems, Inc. ("Cisco"). Cisco currently owns 1,315,789 shares of Common Stock of the Company and a Vice President of Cisco is a member of the Company's Board of Directors. At September 30, 1996, accounts receivables from Cisco were approximately $3.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company develops, markets and supports object-oriented, client/server software systems for network operations support and management. The Company was founded in June 1989 and began shipments of NetExpert(TM) in August 1990. As of September 1996, the Company had directly or indirectly licensed its products to more than 150 customers worldwide. The Company has experienced substantial revenue growth in each of the last three fiscal years and has been profitable in each of the last twelve quarters. Revenue from licenses, service and support of NetExpert has accounted for substantially all of the Company's revenues since inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for maintenance, customer support and training. The Company believes that revenue from the licenses, service and support of NetExpert will continue to account for substantially all of the Company's total revenue in fiscal 1997 and for the foreseeable future thereafter. A significant portion of the Company's revenues has been, and will continue to be, derived from substantial orders placed by large organizations. The timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company believes that its quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

   The Company distributes and sells NetExpert to end users in North America primarily through a direct sales organization. Outside of North America, the Company sells its products and services principally through systems integrators and local distributors and, to a lesser extent, through a direct sales force. The Company intends to enter into additional international markets and to continue to expand its operations outside of North America by expanding its direct sales force, opening additional customer support and sales offices, adding distributors and pursuing additional strategic relationships.

RESULTS OF OPERATIONS

Revenues
--------

   The Company's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance and customer support and training. Software licenses are generally granted and priced on a per-seat basis, although the Company may grant site or network wide or enterprise wide licenses for larger installations. The Company's software licenses generally provide for an up-front fee and are non-royalty bearing. Revenue from software licenses for which collectibility is probable and customer acceptance is not dependent on the fulfillment of other significant vendor obligations is generally recognized after shipment and customer acceptance. Costs associated with insignificant vendor obligations are accrued. Revenue from software licenses with other significant vendor obligations is generally recognized using contract accounting on a percentage of completion basis, using input or output measurements as appropriate. Although the Company's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses, neither of which has had a material effect on the Company's results of operations or financial condition through September 30, 1996. The Company offers 12-month support contracts to its customers generally at a cost of 20% of the customers aggregate license price. The support contract entitles the customer to unlimited telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are generally non-refundable. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria has been met.

   Total revenues increased 76% to $17.6 million in the first quarter of fiscal 1997 from

$10.0 million in the first quarter of fiscal 1996. Total revenues increased due to increased licenses of NetExpert and an increase in maintenance fees partially offset by a decrease in professional services. The Company's product and service list prices did not change significantly between comparison periods. Currently, the Company believes its products are priced at a premium when compared to its competitors. However, the Company anticipates that competition will increase, resulting in downward pricing pressure on the Company's products and services.

   International revenues increased to 37% of total revenues in the first quarter of fiscal 1997 from 33% of total revenues in the first quarter of fiscal 1996. International revenues increased due primarily to increased licenses of NetExpert to new customers, penetration into new countries and an increase in professional services and maintenance fees resulting from the increase in licenses.

   License Revenues. License revenues increased 140% to $13.1 million in the
   ----------------
first quarter of fiscal 1997 from $5.5 million in the first quarter of fiscal 1996. License revenues increased in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due to additional licenses to existing customers of the Company's NetExpert, as well as new customer installations.

   License revenues represented 75% and 55% of total revenues in first quarter of fiscal 1997 and 1996, respectively. The Company anticipates that license revenue will continue to represent a majority of its total revenues for the foreseeable future. The Company expects that prior growth rates of the Company's license revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period. The Company also believes that competition in its markets will increase which could result in price reductions, reduced gross margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

   Service and Other Revenues. Service and other revenues remained comparable at
   --------------------------
$4.5 million in the first quarter of fiscal 1997 and in the first quarter of fiscal 1996. Service and other revenues remained constant in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 primarily due to increased maintenance and customer support from a larger installed base of the Company's products offset by a decrease in professional services revenue. Professional services revenue decreased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due primarily to the booking of significant revenues in the first quarter of fiscal 1996 related to three professional service contracts with major customers that were substantially completed in fiscal 1996.

   Service and other revenues represented 25% and 45% of total revenues in the first quarter of 1997 and 1996, respectively. The Company anticipates that service and other revenues will continue to represent a significant portion of its total revenues in future periods, primarily as a result of continued demand for professional services in connection with increased licenses of NetExpert, renewal of existing maintenance contracts and incremental maintenance revenues attributable to the increasing installed base of NetExpert. The Company expects that prior growth rates of the Company's service and other revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period.


Cost of Revenues
----------------

   Cost of License Revenues. Cost of license revenues consists primarily of
   ------------------------
license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. Cost of license revenues increased 74% to $361,000 in the first quarter of fiscal 1997 from $208,000 in the first quarter of fiscal 1996. The increase resulted primarily from additional fees paid to third-party software vendors from increased revenues. Gross profit on license revenue was 97% and 96% in the first quarter of fiscal 1997 and 1996, respectively.

   Cost of Service and Other Revenues. Cost of service and other revenues
   ----------------------------------
consists primarily of personnel costs for providing professional services, consulting fees paid to third-party providers of professional services, personnel costs for telephone support, maintenance, shipment of product upgrades and customer training. Cost of service and other revenues increased 23% to $3.2 million in the first quarter of fiscal 1997 from $2.6 million in the first quarter of fiscal 1996. The increase in cost of service and other revenues is primarily due to increases in personnel and related costs in professional services, telephone support, maintenance, and customer training. Gross profit on service and other revenues was 28% and 42% in the first quarter of fiscal 1997 and 1996, respectively.

Operating Expenses
------------------

   Sales and Marketing. Sales and marketing expenses consist primarily of
   -------------------
salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with the Company's sales and customer support offices and promotional expenses. Sales and marketing expenses increased 80% to $5.3 million in the first quarter of fiscal 1997 from $3.0 million in the first quarter of fiscal 1996. Sales and marketing expenses represented 30% of total revenues in the first quarter of fiscal 1997 and 1996. The increase in sales and marketing expenses resulted primarily from the expansion of the Company's worldwide sales and marketing organization, expansion and support of the Company's indirect sales channels, particularly outside of North America, and increased expenses for trade shows, advertising and other marketing programs. The Company expects that sales and marketing expenses in future periods will continue to increase in absolute dollars and may increase as a percentage of total revenues.

   Research and Development.   Research and development expenses increased 123%
   ------------------------
to $2.7 million in the first quarter of fiscal 1997 from $1.2 million in the first quarter of fiscal 1996. Research and development expenses represented 16% and 12% of total revenues in the first quarter of fiscal 1997 and 1996, respectively. The increase in research and development expenses was primarily attributable to increased staffing costs including salaries, bonuses and recruiting expenses, and associated equipment, facilities, and support for software engineers. The Company anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product line, and the Company expects that research and development expenses in future periods will continue to increase in absolute dollars and may increase as a percentage of total revenues.

   General and Administrative. General and administrative expenses consist
   --------------------------
primarily of personnel costs for finance, human resources, network and information systems and general management, as well as insurance and professional services expenses. General and administrative expenses increased by 146% to $2.8 million in the first quarter of fiscal 1997 from $1.1 million in the first quarter of fiscal 1996. General and administrative expenses represented 16% and 11% of total revenues in the first quarter of fiscal 1997 and 1996, respectively. The increase in general and administrative expenses resulted primarily from increased staffing, facilities costs and associated expenses necessary to manage and support the Company's growth. The Company expects that general and administrative expenses will increase in future periods in absolute dollars and may increase as a percentage of total revenues.

Provision for Income Taxes
--------------------------

   The provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for the first quarter of fiscal 1997 and 1996 was 39% and 40%, respectively. The effective tax rates for such periods differ from the federal statutory rate primarily due to the effect of state income taxes and foreign taxes. As of September 30, 1996, the Company had no net operating loss or other tax credit carryforwards. The Company believes that its effective tax rate for fiscal 1997 will remain at approximately 39%.

SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

   The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below.

   The Company's quarterly operating results have in the past and will in the future vary significantly depending on the timing of significant orders and shipments. In fiscal 1994, 1995, 1996 and the first three months of fiscal 1997, license revenues varied from $2.1 million for the first three months of fiscal 1994 to $7.6 million for the first three months of fiscal 1995 to $5.5 million for the first three months of fiscal 1996 and to $13.1 million for the first three months of 1997. The significant fluctuation in quarterly license revenues is due to the timing of large orders by domestic and international customers such as AT&T Wireless Services and Sprint. Large orders are typically preceded by long sales cycles, and accordingly it has been and will continue to be difficult to predict the timing of such orders. The Company expects that quarterly license revenues will continue to vary significantly based upon the timing of large orders. The failure to obtain such orders, for any reason, would have a material adverse effect on the Company's business, operating results and financial condition.

   The Company's quarterly operating results have also varied significantly depending on factors such as capital spending patterns of the Company's customers; the lengthy sales cycles of the Company's products; increased competition; cancellation of licenses or maintenance agreements; changes in operating expenses; personnel changes; demand for NetExpert; the number, timing and significance of new product and product enhancement announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of NetExpert on a timely basis; the mix of direct and indirect sales; and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, as well as an evolving forecasting and budgeting system that has not been tested against historical results and new senior management who initially will have limited historical perspective with respect to the Company's operations, quarterly revenue and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. The purchase of a network operations support and management application generally involves a significant commitment of capital, with the attendant time requirements often associated with customers' internal procedures to approve large capital expenditures and test and accept new technologies that affect mission-critical operations. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue levels. Therefore, if revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue, net income may be disproportionately affected by a reduction in revenue. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. The Company has historically had higher sales for its software products during the quarter ending in December and weaker sales during the quarter ending in March. The Company believes this pattern will continue. Based upon all of the foregoing, the Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analyst and investors. In such event, the price of the Company's Common Stock will be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has funded its operations primarily through cash generated from operations and, to a lesser extent, capital equipment leases. In addition, in November

1995, the Company completed its initial public offering raising approximately $59.5 million, net of underwriting discounts and commissions, and other expenses. The Company's operating activities provided for $4.9 million for the three-month period ended September 30, 1996 primarily from the decrease in income tax refund receivable. The Company currently expects to make capital expenditures of $8.0 million to $11.0 million in the next 12 months primarily for the purchase of computer equipment and related software, furniture and fixtures and leasehold improvements. The $8.0 million to $11.0 million of capital expenditures includes capital expenditures associated with developing and expanding international markets.

   As of September 30, 1996, the Company had working capital of approximately $88.5 million, including $55.3 million in cash and cash equivalents. In addition, the Company has an unsecured revolving line of credit with Wells Fargo Bank, pursuant to which the Company may borrow up to $5.0 million. Under the line of credit, which expires in November 1996, borrowings bear interest at either (i) a fluctuating rate per annum equal to the prime rate in effect from time to time or (ii) a fixed rate per annum equal to 2% above the London Interbank Offered Rate. As of September 30, 1996, there were no borrowings outstanding under the line of credit.

   From time to time, accounts receivable of the Company remain outstanding beyond their payment terms. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover any potential credit losses. As of September 30, 1996, accounts receivable of approximately $10.8 million had been outstanding for more than 120 days, of which approximately $6.6 million were beyond payment terms. The reason such accounts are beyond payment terms varies from customer to customer but generally relates to the internal budget function of the customer, particularly in the case of Regional Bell Operating Company customers, delays in the launch of the customer's system in which the Company's product is included, and increased international revenues, which typically have slower payment cycles. Approximately $5.2 million of the accounts receivable outstanding greater than 120 days as of September 30, 1996 were due from six customers of the Company. Each of these organizations continues to license products and services from the Company. In addition, the Company believes that each of the six customers is strong financially.

   The Company believes that existing cash balances and cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's shareholders will result. In the event that adequate funds are not available, the Company's business may be adversely affected.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11.1      Statement regarding computation of per share earnings.
          27.1      Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  November 13, 1996        By:               /s/ David M. Allen
                                    ------------------------------------------
                                      David M. Allen, Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)