Form 10-Q
period 1996-12-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1997-02-14
CIK 892191

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        Commission file number: O-26886
                                                -------



                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      CALIFORNIA (DELAWARE AS OF JANUARY 28, 1997)        68-0239619
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X      NO __
                                         -----

Number of shares of registrant's common stock outstanding as of January 31, 1997: 32,308,188

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets at December 31, 1996,        3
          and June 30, 1996.

          Condensed Consolidated Statements of Income for the six
          months ended December 31, 1996, and December 31, 1995.             4

          Condensed Consolidated Statements of Cash Flows for the three
          and six months ended December 31, 1996, and December 31, 1995.     5

          Notes to Condensed Consolidated Financial Statements.              6

Item 2.   Management's Discussion and Analysis of Financial Condition and    7
          Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.               12

Item 5.   Other information - Reincorporation.                               12

Item 6.   Exhibits and Reports on Form 8-K.                                  13

          Index to Exhibits.                                                 13


SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                          DECEMBER 31,         JUNE 30,
                                              1996             1996 (1)
                                         -------------       -----------
ASSETS                                    (UNAUDITED)
Current assets:
 Cash and cash equivalents..............      $ 56,104          $ 53,988
 Accounts receivable (net of allowances
  of $2,892 and $987)...................        34,975            32,198
 Income tax refund receivable...........         8,318             7,710
 Prepaid expenses and other current
  assets................................         4,451             2,364
                                         -------------       -----------
  Total current assets..................       103,848            96,260
Property and equipment, net.............        14,269             9,822
Other assets............................           492               431
                                         -------------       -----------
  Total assets..........................      $118,609          $106,513
                                         =============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................      $  4,385          $  3,462
 Accrued liabilities....................         4,472             2,644
 Deferred revenue.......................         3,657             5,349
                                         -------------       -----------
  Total current liabilities.............        12,514            11,455
                                         -------------       -----------

Shareholders' equity:
 Common stock...........................        81,127            73,207
 Deferred stock compensation............          (766)            (996)
 Retained earnings......................        25,734            22,847
                                         -------------       -----------
  Total shareholders' equity............       106,095            95,058
                                         -------------       -----------
  Total liabilities and shareholders'
    equity..............................      $118,609          $106,513
                                         =============       ===========

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

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           DECEMBER 31,        DECEMBER 31,
                                       -------------------- ------------------
                                          1996      1995      1996      1995
                                       ---------  --------  --------  --------

Revenues:
  License.............................   $13,902   $10,990   $27,007   $16,446
  Service and other...................     6,121     5,177    10,571     9,680
                                       ---------  --------  --------  --------
     Total............................    20,023    16,167    37,578    26,126
                                       ---------  --------  --------  --------
Cost of revenues:
  License.............................       445       288       806       497
  Service and other...................     4,728     3,356     7,914     5,950
                                       ---------  --------  --------  --------
     Total............................     5,173     3,644     8,720     6,447
                                       ---------  --------  --------  --------
Gross profit..........................    14,850    12,523    28,858    19,679
                                       ---------  --------  --------  --------
Operating expenses:
  Sales and marketing.................     6,816     3,386    12,144     6,345
  Research and development............     3,505     1,333     6,227     2,551
  General and administrative..........     4,363     1,201     7,137     2,328
                                       ---------  --------  --------  --------
     Total............................    14,684     5,920    25,508    11,224
                                       ---------  --------  --------  --------
Income from operations................       166     6,603     3,350     8,455

Other income, net.....................       659       216     1,342       201
                                       ---------  --------  --------  --------
Income before income taxes............       825     6,819     4,692     8,656

Provision for income taxes............       291     2,813     1,805     3,548
                                       ---------  --------  --------  --------
Net income............................   $   534   $ 4,006   $ 2,887   $ 5,108
                                       =========  ========  ========  ========
Net income per share..................   $   .02   $   .12   $   .08   $   .16
                                       =========  ========  ========  ========
Shares used in per share computation..    34,217    32,806    34,142    32,111
                                       =========  ========  ========  ========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

Cash flows from operating activities:
 Net income..............................................  $ 2,887   $  5,108
 Adjustments to reconcile net income to
  net cash provided by (used for) operating activities:
   Depreciation and amortization.........................    1,971      1,307
   Amortization of deferred stock compensation                 230        211
   Interest received on loans to shareholders............        -        212
   Effect of changes in:
      Accounts receivable................................   (2,777)   (14,405)
      Income tax refund receivable.......................    7,187          -
      Prepaid expenses and other current assets..........   (2,087)      (701)
      Accounts payable...................................      923        454
      Accrued liabilities................................    1,828      1,216
      Income taxes payable...............................        -      1,702
      Deferred revenue...................................   (1,692)     2,969
                                                          --------   --------
       Net cash provided by (used for)
        operating activities.............................    8,470     (1,927)
                                                          --------   --------
Cash flows from investing activities:
 Purchases of property and equipment.....................   (6,479)    (2,900)
 Loans to shareholders collected.........................        -      4,200
                                                          --------   --------
     Net cash provided by (used for)
      investing activities...............................   (6,479)     1,300
                                                          --------   --------
Cash flows from financing activities:
 Proceeds from issuance of common stock..................      125     59,633
 Repayments of line-of-credit, net.......................        -       (400)
                                                          --------   --------
       Net cash provided by financing activities.........      125     59,233
                                                          --------   --------
Net increase in cash and cash equivalents................    2,116     58,606
Cash and cash equivalents:
 Beginning of the period.................................   53,988        763
                                                          --------   --------
 End of the period.......................................  $56,104   $ 59,369
                                                          ========   ========
Other cash flow information:
 Cash paid during the period for:
   Interest..............................................  $     -   $     30
                                                          ========   ========
   Income taxes..........................................  $     -   $  2,040
                                                          ========   ========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The unaudited, condensed, consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normally recurring nature. The unaudited, condensed, consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

2.  NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all periods presented prior to the offering, using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method).

3.  RELATED PARTY TRANSACTION

    For the quarter ended September 30, 1996, the Company had revenues of approximately $3.0 million from Cisco Systems, Inc. ("Cisco") Revenue in the quarter ended December 31, 1996 was insignificant. Cisco currently owns 1,315,789 shares of the Company's common stock, and a Vice President of Cisco is a member of the Company's Board of Directors. At December 31, 1996, accounts receivables from Cisco were approximately $44,000.

4.  REINCORPORATION

    At the Annual Meeting of Shareholders on November 14, 1996, the Company's shareholders approved a proposal to change the Company's state of incorporation to Delaware from California (the "Reincorporation") through a merger of Objective Systems Integrators, Inc, a California corporation ("OSI California"), with the Company's wholly owned-subsidiary, Objective Systems Integrators, Inc., a Delaware corporation ("OSI Delaware"). Among other things, in connection with the Reincorporation, the authorized shares of common stock of the Company were increased from 50,000,000 shares to 100,000,000 shares. On January 28, 1997, the Company completed the Reincorporation. As of the effective time of the merger, OSI California ceased to exist. The Reincorporation affects only a change in the legal domicile of the Company. It will not result in any change of name, business, management, employees, fiscal year, assets or liabilities, Nasdaq National Market trading symbol (OSII) or location of any of the facilities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth in the first paragraph under "Overview," in the second paragraph under "Revenues," in the second paragraph under "License Revenues," in the second paragraph under "Service and Other Revenues" and under "Significant
Fluctuations in Quarterly Operating Results."

OVERVIEW

    The Company develops, markets and supports object-oriented, client/server software systems for network operations support and management. The Company was founded in June 1989 and began shipments of NetExpert/TM in August 1990. As of December 31, 1996, the Company had directly or indirectly licensed its products to more than 154 customers worldwide. The Company has experienced substantial revenue growth in each of the last three fiscal years and has been profitable in each of the last thirteen quarters. Revenue from licenses, service and support of NetExpert has accounted for substantially all of the Company's revenues since inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for maintenance, customer support and training. The Company believes that revenue from the license, service and support of NetExpert will continue to account for substantially all of the Company's total revenue in fiscal 1997 and for the foreseeable future thereafter. A significant portion of the Company's revenues has been, and will continue to be, derived from substantial orders placed by large organizations. The timing of these orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company believes that its quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

RESULTS OF OPERATIONS

Revenues

    The Company's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance and customer support and training. Software licenses are generally granted and priced on a per-seat basis, although the Company may grant site, network wide or enterprise wide licenses for larger installations. The Company's software licenses generally provide for an up-front fee and are non-royalty bearing. Revenue from software licenses for which collectibility is probable and customer acceptance is not dependent on the fulfillment of other significant vendor obligations is generally recognized after shipment and customer acceptance. Costs associated with insignificant vendor obligations are accrued. Revenue from software licenses with other significant vendor obligations is generally recognized using a percentage of completion basis, using input or output measurements, as appropriate. Although the Company's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses. For the six months ended December 31, 1996, the Company increased its accounts receivable reserve from $1.0 million to $2.9 million. The Company offers 12-month support contracts to its customers generally at a cost of 10% to 20% of the customer's aggregate license price. The support contract entitles the customer to telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are generally non refundable. Revenues for training, consulting and professional services are generally recognized as the services are performed.

    Total revenues increased 24% to $20.0 million in the second quarter of fiscal 1997 from $16.2 million in the second quarter of fiscal 1996. Total revenues increased 44% to $37.6 million for the six-month period ended December 31, 1996 from $26.1 million for the six-month period ended December 31, 1995. Total revenues increased due to a larger number of licenses of NetExpert, NetExpert application rule sets and maintenance fees, partially offset by a decrease in revenues from professional services. The Company's product and service list prices did not change significantly between comparison periods. Currently, the Company believes its products are priced at a premium compared to its competitors. The Company anticipates that competition will increase, resulting in downward pricing pressure on the Company's products and services.

    International revenues decreased to 27% of total revenues in the second quarter of fiscal 1997 from 28% of total revenues in the second quarter of fiscal 1996. International revenues were 32% of total revenues for the six-month period ended December 31, 1996, as compared to 31% for the six-month period ended December 31, 1995.

    License Revenues.   License revenues increased 26% to $13.9 million in the
second quarter of fiscal 1997 from $11.0 million in the second quarter of fiscal 1996. License revenues increased 64% to $27.0 million for the six-month period ended December 31, 1996 from $16.4 million for the six-month period ended December 31, 1995. License revenue increased from period to period due to additional licenses to existing customers of the Company's NetExpert, as well as new customer installations.

    License revenues represented 69% and 68% of total revenues in the second quarter of fiscal 1997 and 1996, respectively, and represented 72% and 63% of total revenues for the six-month period ended December 31, 1996 and December
31, 1995, respectively. The Company anticipates that license revenues will continue to represent a majority of its total revenues for the foreseeable future. The Company expects that prior growth rates of the Company's license revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period. The Company also believes that competition in its markets will increase, which could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    Service and Other Revenues. Service and other revenues increased 18% to $6.1 million in the second quarter of fiscal 1997 from $5.2 million in the second quarter of fiscal 1996. Service and other revenues increased 9% to $10.6 million for the six-month period ended December 31, 1996 from $9.7 million for the six-month period ended December 31, 1995. Service and other revenues increased from period to period primarily due to increased maintenance and customer support from a larger installed base of the Company's products.

    Service and other revenues represented 31% and 32% of total revenues in the second quarter of fiscal 1997 and 1996, respectively, and represented 28% and 37% of total revenues for the six-month period ended December 31, 1996 and December 31, 1995, respectively. The Company anticipates that service and other revenues will continue to represent a significant portion of its total revenues in future periods, primarily as a result of continued demand for professional services in connection with increased licenses of NetExpert, renewal of existing maintenance contracts and incremental maintenance revenues attributable to the increasing installed base of NetExpert. The Company expects that prior growth rates of the Company's service and other revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period.

Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media, duplication, manuals, packaging materials, shipping expenses, amortizationof capitalized software costs and related labor costs. Cost of license revenuesincreased 55% to $445,000 in the second quarter of fiscal 1997 from $288,000 inthe second quarter of fiscal 1996. Cost of license revenues increased 62% to $806,000 for the six-month period ended December 31, 1996 from $497,000 for thesix-month period ended December 31, 1995. The increase in cost of license revenues resulted primarily from additional fees paid to third-party software vendors. Gross profit on license revenue was 97% of total revenues in each of the second quarters of fiscal 1997 and 1996 and in each of the six-month periods ended December 31, 1996 and 1995.

    Cost of Service and Other Revenues.   Cost of service and other revenues
consists primarily of personnel costs for providing professional services, consulting fees paid to third-party providers of professional services, personnel costs for telephone support, maintenance, shipment of product upgrades and customer training. Cost of service and other revenues increased 41% to $4.7 million in the second quarter of fiscal 1997 from $3.4 million in the second quarter of fiscal 1996. Cost of service and other revenues increased 33% to $7.9 million for the six-month period ended December 31, 1996 from $6.0 million for the six-month period ended December 31, 1995. The increase in cost of service and other revenues is primarily due to increases in personnel and related costs in professional services, telephone support, maintenance, and customer training. Gross profit on service and other revenues was 23% and 35% in the second quarter of fiscal 1997 and 1996, respectively. Gross profit on services and other revenues was 25% and 39% for the six-month periods ended December 31, 1996 and 1995, respectively. The decrease in gross profit from period to period was due to increased salary and related costs from additional head count, costs related to outside contractors and other related costs associated with building infrastructure and providing services to the Company's customers.

Operating Expenses

    Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with the Company's sales and customer support offices and promotional expenses. Sales and marketing expenses increased 101% to $6.8 million in the second quarter of fiscal 1997 from $3.4 million in the second quarter of fiscal 1996. Sales and marketing increased 91% to $12.1 million for the six-month period ended December 31, 1996 from $6.3 million for the six-month period ended December 31, 1995. Sales and marketing expenses represented 34% and 21% of total revenues in the second quarter of fiscal 1997 and 1996, respectively. Sales and marketing expenses represented 32% and 24% of total revenue for the six-month period ended December 31, 1996 and 1995,respectively. The increase in sales and marketing expenses resulted primarily from the expansion of the Company's worldwide sales and marketing organization, expansion and support of the Company's indirect sales channels, particularly outside of North America, and increased expenses for trade shows, advertising and other marketing programs. The Company expects that sales and marketing expenses in future periods will continue to increase in absolute dollars and may increase as a percentage of total revenues.

    Research and Development.   Research and development expenses increased 163%
to $3.5 million in the second quarter of fiscal 1997 from $1.3 million in the second quarter of fiscal 1996. Research and development increased 144% to $6.2 million for the six-month period ended December 31, 1996 from $2.6 million for the six-month period ended December 31, 1995. Research and development expenses represented 18% and 8% of total revenues in the second quarter of fiscal 1997 and 1996, respectively. Research and development expenses represented 17% and 10% of total revenue for the six-month period ended December 31, 1996 and 1995, respectively. The increase in research and development expenses was primarily attributable to increased staffing costs, including salaries, bonuses and recruiting expenses, and associated equipment, facilities, and support, for software engineers. The Company anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product lines. The Company also expects that research and development expenses in future periods will continue to increase in absolute dollars and may increase as a percentage of total revenues.

    General and Administrative.   General and administrative expenses consist
primarily of personnel costs for finance, human resources, network and information systems and general management, as well as insurance and professional services expenses. General and administrative expenses increased 263% to $4.4 million in the second quarter of fiscal 1997 from $1.2 million in the second quarter of fiscal 1996. General and administrative expenses increased 207% to $7.1 million for the six-month period ended December 31, 1996 from $2.3 million for the six-month period ended December 31, 1995. General and administrative expenses represented 22% and 7% of total revenues in the second quarter of fiscal 1997 and 1996, respectively. General and administrative expenses represented 19% and 9% of total revenue for the six-month periods ended December 31, 1996 and 1995, respectively. The increase in general and administrative expenses resulted primarily from a reserve of $2.5 million for bad debts in the six-month period ended December 31, 1996 as well as increased staffing, facilities costs, training related to implementation of a new information system, and associated expenses necessary to manage and support the Company's growth. The Company expects that general and administrative expenses may increase in future periods in absolute dollars and may increase as a percentage of total revenues.


Provision for Income Taxes

    The provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for the second quarter of fiscal 1997 and 1996 was 35% and 41%, respectively, and for the six-month period ended December 31, 1996 and 1995 was 38% and 41%, respectively. The effective tax rates for these periods differ from the federal statutory rate primarily due to the effect of research and development tax credits, state income taxes, and foreign taxes. As of December 31, 1996, the Company had no net operating loss or other tax credit carryforwards.


SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company's quarterly operating results have varied and will continue to vary significantly depending on other factors, such as capital spending patterns of the Company's customers, the lengthy sales cycles of the Company's products, increased competition, cancellation of licenses or maintenance agreements, changes in operating expenses, personnel changes,; fluctuations in demand for NetExpert, the number, timing and significance of new product and product enhancements by the Company and its competitors, the mix of direct and indirect sales; and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, including the Regional Bell Operating Companies, new competitive access providers and global telecommunication providers and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenue and operating results have been and will continue to be difficult to forecast. The sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue levels. Therefore, if revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue, net income may be disproportionately affected by a reduction in revenue.

    The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. The Company has historically had higher revenues for its products during the quarter ending in December and weaker revenues during the quarter ending in March. The Company believes that this pattern is likely to continue.

    Based upon all of the foregoing, the Company believes that quarterly revenues and operating results can be expected to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it can be expected that, in some fiscal quarters the Company's revenues or operating results will be below the expectations of stock market analysts and investors. If either occurs, the price of the Company's common stock could be materially, adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has funded its operations primarily through cash generated from operations and, to a lesser extent, from capital equipment leases. In addition, in November 1995, the Company completed its initial public offering, raising approximately $59.5 million, net of underwriting discount commissions and other expenses. The Company's operating activities provided for $8.5 million for the six-month period ended December 31, 1996. The Company currently expects to make capital expenditures of $8.0 million to $10.0 million in the next 12 months, primarily for the purchase of computer equipment and related software, furniture and fixtures and leasehold improvements. The $8.0 million to $10.0 million of capital expenditures includes capital expenditures associated with developing and expanding international markets.

    As of December 31, 1996, the Company had working capital of approximately $91.3 million, including $56.1 million in cash and cash equivalents. In addition, the Company has an unsecured revolving line of credit with Wells Fargo Bank, pursuant to which the Company may borrow up to $2.5 million. Under the line of credit, which expires in January 1999, borrowings bear interest at either (i) a fluctuating rate per annum equal to the prime rate in effect from time to time, or (ii) a fixed rate per annum equal to 2% above the London Interbank Offered Rate. As of December 31, 1996, there were no borrowings outstanding under the line of credit.

    From time to time, accounts receivable of the Company remain outstanding beyond their payment terms. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover any potential credit losses. During the six-month period ended December 31, 1996 the Company increased its allowance for doubtful accounts from $1.0 million to $2.9 million. As of December 31, 1996, accounts receivable of approximately $16.5 million had been outstanding for more than 120 days, of which approximately $10.5 million were beyond payment terms. The reason that accounts are beyond payment terms varies from customer to customer, but generally relates to the internal budget function of the customer, particularly in the case of Regional Bell Operating Company customers, delays in the launch of the customer's system in which the Company's product is included, and increased international revenues, which typically have slower payment cycles. Approximately $9.0 million of the accounts receivable outstanding greater than 120 days as of December 31, 1996 were due from nine customers of the Company. Each of these organizations continues to license products and services from the Company. In addition, the Company believes that each of the nine customers is creditworthy.

    The Company believes that existing cash balances and cash flow from operations will be sufficient to support its working capital requirements for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy working capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or that, if available, financing will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's shareholders will result. If adequate funds are not available, the Company's business may be adversely affected.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On November 14, 1996, the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against and the number of abstentions.

     1. The following nominees were elected as Directors, to hold office until the next Annual Meeting and until their successors are elected and qualified.

     Nominee                     Votes                   Votes Withheld
     -------                     -----                   --------------

     Tom L. Johnson              30,147,813                      18,342
     Richard G. Vento            30,147,813                      18,342
     Joseph T. Ambrozy           30,146,355                      19,800
     George F. Schmitt           30,157,235                       8,920
     Jonathan B. Shantz          30,157,255                       8,900
     Kornel Terplan              30,156,535                       9,620

     2. An amendment to the 1994 Stock Option Plan was approved whereby the number of shares of Common Stock reserved for issuance was increased by 810,330 shares.

     Votes
     -----

     For:                        28,653,934
     Against:                     1,424,474
     Abstain:                        11,547
     Broker Non-Votes:               76,200

     3. The reincorporation of the Company as a Delaware corporation was approved.

     Votes
     -----

     For:                        24,417,632
     Against:                     2,694,063
     Abstain:                         9,127
     Broker Non-Votes:            3,045,333

     4. The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal period ending June 30, 1997 was approved.

     Votes
     -----

     For:                        30,153,530
     Against:                         3,442
     Abstain:                         9,183
     Broker Non-Votes:                    0


ITEM 5.        OTHER INFORMATION - REINCORPORATION

     At the Annual Meeting of Shareholders on November 14, 1996, the Company's shareholders approved a proposal to change the Company's state of incorporation to Delaware from California (the "Reincorporation") through a merger of Objective Systems Integrators, Inc., a California corporation ("OSI California"), with the Company's wholly-owned subsidiary, Objective Systems Integrators, Inc., a Delaware corporation ("OSI Delaware"). In connection with the Reincorporation, the following changes to the bylaws and certificate of incorporation of OSI Delaware were approved: (a) shareholder action by written consent was eliminated; (b) the remaining directors can appoint a director to replace a director removed by the shareholders; (c) special meetings of the shareholders may only be called by the Board of Directors; and (d) shareholders intending to nominate candidates for election as directors to propose items of business for consideration at shareholders meetings must meet certain advance notice requirements. In addition, in connection with the Reincorporation, the authorized shares of common stock of the Company were increased from 50,000,000 shares to 100,000,000 shares. On January 18, 1997, the Board of Directors of OSI Delaware amended the Bylaws to permit any holder of more than 15% of the shares of the Company's common stock to call a special meeting of the shareholders.

     On January 28, 1997, the Company completed the Reincorporation. As of the effective time of the merger, OSI California ceased to exist. The Reincorporation effects only a change in the legal domicile of the Company. It will not result in any change of name, business, management, employees, fiscal year, assets or liabilities, Nasdaq National Market trading symbol
     (OSII) or location of any of the facilities of the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11.1      Statement regarding computation of per share earnings.
          27.1      Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  February 12, 1997     By:                /s/ David M. Allen
                                   ---------------------------------------

                                  David M. Allen, Chief Financial Officer

                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)