Form 10-Q
period 1997-03-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1997-05-15
CIK 892191

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM            TO           .
                                          ----------    ----------

                        Commission file number: O-26886
                                                -------



                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                         68-0239619
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


                             100 BLUE RAVINE ROAD
                           FOLSOM, CALIFORNIA 95630
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (916) 353-2400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X      NO
                                         -----       -----

Number of shares of registrant's common stock outstanding as of April 30, 1997:
32,560,330



                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                               TABLE OF CONTENTS

PAGE
----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at March 31, 1997
          and June 30, 1996.................................................  3

          Condensed Consolidated Statements of Operations for the nine months ended March 31, 1997 and March 31, 1996..................... 4

          Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and March 31, 1996....................  5

          Notes to Condensed Consolidated Financial Statements..............  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  8

PART II.  OTHER INFORMATION

Item 5.   Other information - Registration of Chief Executive Officer.......  13

Item 6.   Exhibits and Reports on Form 8-K..................................  14

          Index to Exhibits.................................................  14


SIGNATURE...................................................................  15

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                          MARCH 31,         JUNE 30,
                                                             1997             1996
                                                          ---------         ---------
ASSETS                                                   (UNAUDITED)           (1)
Current assets:
   Cash and cash equivalents..........................    $  50,628         $  53,988
   Accounts receivable (net of allowances of $4,196
     and $987)........................................       30,903            32,198
   Income tax refund receivable.......................        7,094             7,710
   Prepaid expenses and other current assets..........        5,254             2,364
                                                          ---------         ---------
       Total current assets...........................       93,879            96,260
Property and equipment, net...........................       15,098             9,822
Other assets, net.....................................        6,477               431
                                                          ---------         ---------
    Total assets......................................    $ 115,454         $ 106,513
                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................    $   4,547         $   3,462
     Accrued liabilities..............................        6,116             2,644
     Deferred revenue.................................        4,286             5,349
                                                          ---------         ---------
         Total current liabilities....................       14,949            11,455
                                                          ---------         ---------

Stockholders' equity:
    Common stock......................................           32            73,207
    Additional paid-in capital........................       81,354                 -
    Deferred stock compensation.......................         (673)             (996)
    Retained earnings.................................       19,792            22,847
                                                          ---------         ---------
        Total stockholders' equity....................      100,505            95,058
                                                          ---------         ---------
        Total liabilities and stockholders' equity....    $ 115,454         $ 106,513
                                                          =========         =========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 30, 1996.


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   MARCH 31,              MARCH 31,
                                                              -------------------    -------------------
                                                                1997        1996       1997       1996
                                                              --------    --------   --------    -------

Revenues:
   License.................................................   $  3,638     $10,031    $30,644    $26,478
   Service and other.......................................      5,995       3,758     16,566     13,438
                                                              --------    --------   --------    -------
       Total...............................................      9,633      13,789     47,210     39,916
                                                              --------    --------   --------    -------
Cost of revenues:
    License................................................        424         308      1,229        805
    Service and other......................................      5,263       2,736     13,178      8,686
                                                              --------    --------   --------    -------
        Total..............................................      5,687       3,044     14,407      9,491
                                                              --------    --------   --------    -------
Gross profit...............................................      3,946      10,745     32,803     30,425
                                                              --------    --------   --------    -------
Operating expenses:
    Sales and marketing....................................      7,351       4,073     19,494     10,418
    Research and development...............................      3,150       2,168      9,377      4,719
    General and administrative.............................      3,693       1,901     10,830      4,229
                                                              --------    --------   --------    -------
       Total...............................................     14,194       8,142     39,701     19,366
                                                              --------    --------   --------    -------
Income (loss) from operations..............................    (10,248)      2,603     (6,898)    11,059

Other income, net..........................................        646         988      1,988      1,189
                                                              --------    --------   --------    -------
Income (loss) before income taxes..........................     (9,602)      3,591     (4,910)    12,248

Provision (benefit) for income taxes.......................     (3,660)      1,408     (1,855)     4,956
                                                              --------    --------   --------    -------
Net income (loss)..........................................   $ (5,942)    $ 2,183    $(3,055)   $ 7,292
                                                              ========    ========   ========    =======
Net income (loss) per share................................   $   (.18)    $   .06    $  (.10)   $   .22
                                                              ========    ========   ========    =======
Shares used in per share computation.......................     32,304      35,348     31,948     33,114
                                                              ========    ========   ========    =======

See notes to condensed consolidated  financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ----------   ---------

Cash flows from operating activities:
    Net income (loss)....................................................     $ (3,055)   $  7,292
    Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
       Depreciation and amortization.....................................        3,211       2,111
       Amortization of deferred stock compensation.......................          323         317
       Interest received on loans to shareholders........................            -         212
       Effect of changes in (net of acquisition):
           Accounts receivable...........................................        1,295     (16,429)
           Income tax refund receivable..................................        8,652       3,057
           Prepaid expenses and other current assets.....................       (2,890)     (2,488)
           Other assets..................................................         (777)       (162)
           Accounts payable..............................................        1,085         629
           Accrued liabilities...........................................        3,472       1,018
           Deferred revenue..............................................       (1,063)      2,703
                                                                            ----------   ---------
               Net cash provided by (used for) operating activities......       10,253      (1,740)
                                                                            ----------   ---------
Cash flows from investing activities:
    Purchases of property and equipment..................................       (8,487)     (5,367)
    Purchase of assets related to acquisition of distributor.............       (5,269)          -
    Loans to shareholders collected......................................            -       4,200
                                                                            ----------   ---------
                Net cash used for investing activities...................      (13,756)     (1,167)
                                                                            ----------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock...............................          143      59,519
    Repayments of line-of-credit, net....................................            -        (400)
                                                                            ----------   ---------
               Net cash provided by financing activities.................          143      59,119
                                                                            ----------   ---------
Net increase (decrease) in cash and cash equivalents.....................       (3,360)     56,212
Cash and cash equivalents:
    Beginning of the period..............................................       53,988         763
                                                                            ----------   ---------
    End of the period....................................................   $   50,628   $  56,975
                                                                            ==========   =========
Other cash flow information:
    Cash paid during the period for:
       Interest..........................................................   $        1   $      41
                                                                            ==========   =========
       Income taxes......................................................            -   $   3,790
                                                                            ==========   =========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited, condensed, consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normally recurring nature. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation. The unaudited, condensed, consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

2.   NET INCOME (LOSS ) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all periods presented prior to the offering, using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations as their inclusion would be anti-dilutive.

3.   RELATED PARTY TRANSACTION

     For the quarter ended September 30, 1996, the Company had revenues of approximately $3.0 million from Cisco Systems Inc. ("Cisco"). Revenue in subsequent quarters have been insignificant. As of March 31, 1997, Cisco owns 1,315,789 shares of the Company's common stock and a vice president of Cisco is a member of the Company's Board of Dirctors. At March 31, 1997, accounts receivables from Cisco were approximately $66,000.

4.   REINCORPORATION

     At the Annual Meeting of Shareholders on November 14, 1996, the Company's shareholders approved a proposal to change the Company's state of incorporation to Delaware from California (the "Reincorporation") through a merger of Objective Systems Integrators, Inc, a California corporation ("OSI California"), with the Company's wholly-owned subsidiary, Objective Systems Integrators, Inc., a Delaware corporation ("OSI Delaware"). Among other things, in connection with the Reincorporation, the authorized shares of common stock of the Company were increased from 50,000,000 shares to 100,000,000 shares and a par value was established for common stock of $0.001 per share. On January 28, 1997, the Company completed the Reincorporation. As of the effective time of the merger, OSI California ceased to exist. The Reincorporation effects only a change in the legal domicile of the Company. It will not result in any change of name, business, management, employees, fiscal year, assets or liabilities, Nasdaq National Market trading symbol (OSII) or location of any of the facilities of the Company.

5.   PURCHASE OF DISTRIBUTOR

     In the quarter ended March 31, 1997, the Company purchased certain assets of one of its distributors located in Australia that specializes in network management and intelligent network systems and services, and has been a distributor of OSI's products since June 1995. The distributor's customer base includes telecommunications carriers, switch vendors, and information technology providers throughout Australia, New Zealand, and the Asia-Pacific region. The total purchase price was approximately $5 million. The Company has accounted for this transaction under the purchase method of accounting for business combinations and, as such, has recorded the assets acquired as of the date of acquisition at their fair market values. The purchase price in excess of the assets fair market value represent intangible assets which are amortized over a 2 to 10 year life.

6.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in fiscal 1998 and will restate, at that time, earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application of SFAS 128 is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the quarter or nine-month period ended March 31, 1997, basic and diluted EPS would not have been different than the EPS currently reported for the period. If SFAS 128 had been in effect during the quarter ended March 31, 1996, basic and diluted EPS would have been $0.07 and $0.06, respectively. For the nine-month period ended March 31, 1996, basic and diluted EPS would have been $0.25 and $0.22, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


     Certain statements in this Report are forward-looking, based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from these expressed. These risks and uncertainties are described in the first paragraph under "Overview," in the second paragraph under "Revenues," in the second paragraph under "License Revenues," in the second paragraph under "Service and Other Revenues," under "Sales and Marketing," under "Research and Development," under "General and Administrative," and under "Significant Fluctuations in Quarterly Operating Results."

OVERVIEW

     The Company develops, markets and supports object-oriented, client/server software systems for network operations support and management. The Company was founded in June 1989 and began shipments of its NetExpert framework in August 1990. As of March 31, 1997, the Company had directly or indirectly licensed its products to approximately 157 customers worldwide. In fiscal years 1994, 1995 and 1996, the Company experienced substantial revenue growth which is not expected to continue in fiscal 1997. Revenue from licenses, service and support of NetExpert software has accounted for substantially all of the Company's revenues since inception. A typical NetExpert software sale generally includes a combination of license fees, fees for professional services and fees for maintenance, customer support and training.

     The Company believes that revenues from the license, service and support of its NetExpert product will continue to account for substantially all of the Company's total revenues for the foreseeable future. A significant portion of the Company's revenues has been, and will continue to be, derived from substantial orders placed by large organizations. The timing of these orders and their fulfillment has caused, and will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company believes that its quarterly revenues and operating results are likely to vary significantly in the future. The Company also believes that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company contracts with its foreign customers primarily in U.S. dollars and, at this time foreign currency exchange risk is considered immaterial. Foreign exchange rate risk may increase in the future.

     The Company distributes and sells its NetExpert products to end users in North America primarily through a direct sales organization and, to a lesser extent, through systems integrators, distributors and with assistance from its third-party marketing relationships. Outside of North America, the Company sells its products and services principally through systems integrators, local distributors and, to a lesser extent, a direct sales force. The Company intends to enter into additional international markets and to continue expanding its operations within and outside of North America by growing its direct sales force, opening additional customer support and sales offices, adding distributors and pursuing additional strategic relationships.

RESULTS OF OPERATIONS

Revenues

     The Company's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance, and customer support and training. Software licenses are generally granted and priced on a per-seat basis, although the Company may grant site, network-wide or enterprise-wide licenses for larger installations. The Company's software licenses generally provide for an initial fee and are nonroyalty-bearing. Revenue from software licenses for which collectibility is probable and customer acceptance is not dependent on the fulfillment of other significant obligations on the part of the Company is generally recognized after shipment. Costs associated with the obligations are accrued. Revenue from software licenses that involve significant obligations on the part of the Company is generally recognized using percentage-of-completion basis, using input or output measurements, as appropriate. Although the Company's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses. For the nine months ended March 31, 1997, the Company increased its accounts receivable reserves from $1.0 million to $4.2 million. The increase in the accounts receivable reserve is due primarily to the increased age of the Company's accounts receivables as well as other items noted under the section "Liquidity and Capital Resources." The Company offers 12-month support contracts to its customers. The support contract entitles the customer to telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are generally nonrefundable. Revenues for training, consulting and professional services are generally recognized as the services are performed.

     Total revenues decreased 30% to $9.6 million in the third quarter of fiscal 1997 from $13.8 million in the third quarter of fiscal 1996. In the third quarter of fiscal 1997, domestic revenues were 70% and international revenues were 30%. The decrease in domestic revenues related, in part, to developments in two markets: in the CLEC (competitive local exchange carrier) market, implementation of total deregulation in the local loop has been delayed; and in the PCS (personal communications system) market, large investments required for FCC licenses have, in some cases, caused the service providers to seek additional financing to complete the build-out of their network infrastructure. Total revenues increased 18% to $47.2 million for the nine-month period ended March 31, 1997 from $39.9 million for the nine-month period ended March 31, 1996. Total revenues increased for this period due to a larger number of licenses of the Company's NetExpert framework, licenses of NetExpert application rule sets and increased related maintenance fees. The Company's product and service list prices did not change significantly between comparison periods.

     International revenues represented 30% of total revenues in the third quarter of fiscal 1997 and 1996. The decrease in international revenues was due primarily to a decline in orders from the Asia-Pacific region. International revenues were 28% of total revenues for the nine-month period ended March 31, 1997, as compared to 31% for the nine-month period ended March 31, 1996.

     License Revenues.   License revenues decreased 64% to $3.6 million in the
third quarter of fiscal 1997 from $10.0 million in the third quarter of fiscal 1996. The decline in domestic and international orders as noted above related primarily to license revenues. License revenues increased 16% to $30.6 million for the nine-month period ended March 31, 1997, from $26.5 million for the nine-month period ended March 31, 1996.

     License revenues represented 38% and 73% of total revenues in the third quarter of fiscal 1997 and 1996, respectively, and represented 65% and 66% of total revenues for the nine-month period ended March 31, 1997, and March 31, 1996, respectively. As was the case in the third quarter of fiscal 1997, the Company expects that prior growth rates of the Company's license revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period. The Company also believes that competition in its markets will increase, which could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Service and Other Revenues. Service and other revenues increased 60% to $6.0 million in the third quarter of fiscal 1997 from $3.8 million in the third quarter of fiscal 1996. Service and other revenues increased 23% to $16.6 million for the nine-month period ended March 31, 1997, from $13.4 million for the nine-month period ended March 31, 1996. Service and other revenues increased from period to period primarily due to increased maintenance and customer support fees resulting from a larger installed base of the Company's products.

     Service and other revenues represented 62% and 27% of total revenues in the third quarter of fiscal 1997 and 1996, respectively, and represented 35% and 34% of total revenues for the nine-month period ended March 31, 1997, and March 31, 1996, respectively. The growth in service and other revenues as a percentage of total revenues is due to the decline in the level of license revenues. The Company anticipates that service and other revenues will continue to represent a significant portion of its total revenues in future periods, primarily as a result of continued demand for professional services in connection with increased licenses of its NetExpert software, renewal of existing maintenance contracts and incremental maintenance revenues attributable to the increasing installed base of NetExpert software. The Company expects that prior growth rates of the Company's service and other revenues are not sustainable and should not be relied upon as an indication of growth rates for any future period. Additionally, if the Company's license revenues do not continue to expand, revenues will decline as the current installed customer base matures.

Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media, duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. Cost of license revenues increased 38% to $424,000 in the third quarter of fiscal 1997 from $308,000 in the third quarter of fiscal 1996. Cost of license revenues increased 53% to $1,229,000 for the nine-month period ended March 31, 1997, from $805,000 for the nine-month period ended March 31, 1996. The increase in cost of license revenues resulted primarily from additional fees paid to third-party software vendors and higher production overhead costs. Gross profit on license revenue was 88% of license revenue in the third quarter of fiscal 1997 and 97% in the third quarter of fiscal 1996. Gross profit on license revenue was 96% and 97% for the nine-month periods ended March 31, 1997, and March 31, 1996, respectively. The decrease in gross profit as a percentage of revenues from the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and from the nine-month period ended March 31, 1997, compared to the nine-month period ended March 31, 1996, was due to higher production costs as a percentage of license fees which related to lower license revenue volume in the third quarter of fiscal 1997.

     Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of personnel costs for providing professional services, consulting fees paid to third-party providers of professional services, personnel costs for telephone support, maintenance, shipment of product upgrades and customer training. Cost of service and other revenues increased 92% to $5.2 million in the third quarter of fiscal 1997 from $2.7 million in the third quarter of fiscal 1996. Cost of service and other revenues increased 52% to $13.2 million for the nine-month period ended March 31, 1997, from $8.7 million for the nine-month period ended March 31, 1996. The increase in cost of service and other revenues is primarily due to increases in personnel head count and related costs in professional services, consulting fees paid to outside contractors, telephone support, maintenance, and customer training. Gross profit on service and other revenues was 12% and 27% in the third quarter of fiscal 1997, and 1996, respectively. Gross profit on services and other revenues was 20% and 35% for the nine-month periods ended March 31, 1997, and 1996, respectively. The decrease in gross profit as a percentage of revenues from the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and from the nine-month period ended March 31, 1997, compared to the nine-month period ended March 31, 1996, was due to increased salary and related costs from additional head count, costs related to outside contractors and other related costs associated with building infrastructure and providing services to the Company's customers.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with the Company's sales and customer support offices, and promotional expenses. Sales and marketing expenses increased 80% to $7.4 million in the third quarter of fiscal 1997 from $4.1 million in the third quarter of fiscal 1996. Sales and marketing increased 87% to $19.4 million for the nine-month period ended March 31, 1997, from $10.4 million for the nine-month period ended March 31, 1996. Sales and marketing expenses represented 76% and 30% of total revenues in the third quarter of fiscal 1997 and 1996, respectively. Sales and marketing expenses represented 41% and 26% of total revenues for the nine-month period ended March 31, 1997, and 1996, respectively. The increase in sales and marketing expenses as a percentage of revenues resulted primarily from the expansion of the Company's worldwide sales and marketing organization, expansion and support of the Company's indirect sales channels, particularly outside of North America, and increased expenses for trade shows, advertising and other marketing programs. Sales and marketing expenses in future periods will continue to increase in absolute dollars.

     Research and Development. Research and development expenses increased 45% to $3.2 million in the third quarter of fiscal 1997 from $2.2 million in the third quarter of fiscal 1996. Research and development expenses increased 99% to $9.4 million for the nine-month period ended March 31, 1997, from $4.7 million for the nine-month period ended March 31, 1997. Research and development expenses represented 33% and 16% of total revenues in the third quarter of fiscal 1997 and 1996, respectively. Research and development expenses represented 20% and 12% of total revenue for the nine-month period ended March 31, 1997, and 1996, respectively. The increase in research and development expenses was primarily attributable to increased staffing costs, including salaries, bonuses and recruiting expenses, and associated equipment, facilities, and support, for software engineers. The Company anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product lines. The Company also expects that research and development expenses in future periods will continue to increase in absolute dollars.

     General and Administrative.   General and administrative expenses consist
primarily of personnel costs for finance, human resources, network and information systems, and general management, as well as insurance and outside services expenses. General and administrative expenses increased 94% to $3.7 million in the third quarter of fiscal 1997 from $1.9 million in the third quarter of fiscal 1996. General and administrative expenses increased 156% to $10.8 million for the nine-month period ended March 31, 1997, from $4.2 million for the nine-month period ended March 31, 1996. General and administrative expenses represented 38% and 14% of total revenues in the third quarter of fiscal 1997 and 1996, respectively. General and administrative expenses represented 23% and 11% of total revenue for the nine-month periods ended March 31, 1997, and 1996, respectively. The increase in general and administrative expenses resulted primarily from an increase of allowance for doubtful accounts of $0.9 million and $3.5 million in the third fiscal quarter of 1997 and the nine-month period ended March 31, 1997, respectively. As noted in the section "Liquidity and Capital Resources," the increase in allowance for doubtful accounts is due primarily to the increased age of the Company's accounts receivables. Additionally, increased staffing, facilities costs, training related to implementation of a new information system, and associated expenses necessary to manage and support the Company's growth caused general and administrative expenses to increase. The Company expects that general and administrative expenses may increase in future periods in absolute dollars.


Provision (benefit) for Income Taxes

     The provision (benefit) for income taxes includes federal, state and foreign income taxes. The effective tax rates for the third quarter of fiscal 1997 and 1996 were 38% and 39%, respectively, and for the nine-month period ended March 31, 1997, and 1996, were 38% and 40%, respectively. The effective tax rates for these periods differ from the federal statutory rate primarily due to the effect of research and development tax credits, state income taxes, and foreign taxes. As of March 31, 1997, the Company had no net operating loss or other tax credit carryforwards.


SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have varied and will continue to vary significantly depending on a wide variety of factors, such as capital spending patterns of the Company's customers, the lengthy sales cycles for the Company's products, increased competition, cancellation of licenses or maintenance agreements, changes in operating expenses, personnel changes, fluctuations in demand for the Company's NetExpert software, the number, timing and significance of new product and product enhancements by the Company and its competitors, the mix of direct and indirect sales, and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, including the Regional Bell Operating Companies, competitive local exchange carriers, new competitive access providers, and global telecommunication providers. The timing of these orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Because of these factors, quarterly revenue and operating results have been, and will continue to be, difficult to forecast. The sales cycle associated with the licensing of the Company's products is typically subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. In addition, the Company typically realizes a significant portion of its license revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels. Therefore, if revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue, net income may be disproportionately affected by a reduction in revenues. This proved to be the case in the third quarter of fiscal 1997.

     The Company's business has experienced and is expected to continue to experience significant seasonality in certain quarters, due in part to an increase in capital expenditures by customers in certain quarters. The Company has historically had higher revenues for its products during the quarter ending in December and weaker revenues during the quarter ending in March. The Company believes that this pattern is likely to continue.

     Because of the foregoing, the Company believes that quarterly revenues and operating results can be expected to vary significantly in the future. The Company also believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it can be expected that in some fiscal quarters the Company's revenues or operating results will be below the expectations of stock market analysts and investors. If either occurs, the price of the Company's common stock could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily through cash generated from operations and, to a lesser extent, from capital equipment leases. In addition, in November 1995 the Company completed its initial public offering of common stock, raising approximately $59.5 million, net of underwriting discount commissions and other expenses. The Company's operating activities provided $10.0 million in cash for the nine-month period ended March 31, 1997. The Company currently expects to make capital expenditures of $9.0 million to $12.0 million in the next 12 months, primarily for the purchase of computer equipment and related software, furniture and fixtures and leasehold improvements. The $9.0 million to $12.0 million of capital expenditures includes capital expenditures associated with developing and expanding international markets.

     As of March 31, 1997, the Company had working capital of approximately $78.9 million, including $50.6 million in cash and cash equivalents. In addition, the Company has an unsecured revolving line of credit with Wells Fargo Bank, pursuant to which the Company may borrow up to $2.5 million. Under the line of credit, which expires in January 1999, borrowings bear interest at either a fluctuating rate per annum equal to the prime rate in effect from time to time or a fixed rate per annum equal to 2% above the London Interbank Offered Rate. As of March 31, 1997, there were no borrowings outstanding under the line of credit.

     From time to time, accounts receivable of the Company remain outstanding beyond their payment terms. The Company maintains an allowance for doubtful accounts that it believes is adequate to cover any potential credit losses. During the nine-month period ended March 31, 1997, the Company increased its accounts receivable reserves from $1.0 million to $4.2 million. As of March 31, 1997, accounts receivable of approximately $15.6 million had been outstanding for more than 120 days, of which approximately $12.3 million were beyond payment terms. The reason that certain accounts are beyond payment terms varies from customer to customer, but generally relates to: delays in the implementation of the Company's software products within customer projects, disputes related to acceptance of completed systems, and failure of some customers to make certain scheduled contract payments. Approximately $10.3 million of the accounts receivable outstanding greater than 120 days as of March 31, 1997, were due from twelve customers of the Company. Generally, the Company believes that each of the twelve customers is creditworthy. Moreover, each of these organizations continues to license products and procure services from the Company.

     The Company believes that existing cash balances and cash flow from operations will be sufficient to support its working capital requirements for the foreseeable future. At some point, if cash generated from operations is insufficient to satisfy working capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or that, if available, financing will be obtainable on terms favorable to the Company or its shareholders. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to the Company's shareholders will result. If adequate funds are not available, the Company's business may be adversely affected.

PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION - RESIGNATION OF CHIEF EXECUTIVE OFFICER

     On April 19, 1997, Joseph T. Ambrozy resigned as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors. The co-founders of the Company and Co-Chairmen of its Board of Directors, Richard G. Vento and Tom L. Johnson, assumed the posts of Co-Chief Executive Officers of the Company.

     In connection with his resignation, Mr. Ambrozy and the Company entered into an agreement under which Mr. Ambrozy will be retained as a consultant to the Company until such time as his issued but unvested options in the Company's Common Stock have become fully vested. From the date of Mr. Ambrozy's resignation through the end of calendar 1997, Mr. Ambrozy will be paid a consulting fee at a rate equal to his prior base salary of $350,000 per year. Thereafter, Mr. Ambrozy will be paid a consulting fee of $1.00 per year. Mr.

Ambrozy's existing options, which are not subject to repricing at any time, are in the following amounts:

       Number of Shares     Option Price
       ----------------     ------------

            50,000             $10.20
            240,000            $13.00
            200,000            $22.50

In connection with his agreement, approximately 390,000 of Mr. Ambrozy's options to purchase the Company's Common Stock will not be subject to early termination. The Company has also agreed to pay Mr. Ambrozy the lump sum of $1 million, in principal part as required by his employment contract. In addition, the Company will reimburse Mr. Ambrozy for certain costs, and indemnify him against certain potential losses, that he may incur in disposing of his California residence and relocating within the United States. Finally, the Company will reimburse Mr. Ambrozy for the premium costs of continuing a term life insurance policy in the amount of $1 million and payable to the Mr. Ambrozy's beneficiary. This policy is for each of the next four years.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          11.1        Statement regarding computation of per share earnings
          27.1        Financial Data Schedule

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OBJECTIVE SYSTEMS INTEGRATORS,
INC.



Dated: May 15, 1997             By:      /s/ David M. Allen
                                    -------------------------
                                         David M. Allen, Chief Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)