Form 10-K405
period 1997-06-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1997-09-29
CIK 892191

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended June 30, 1997 or

 [_]  Transition report pursuant to Section 13 of 15(d) of the Securities
                             Exchange Act of 1934

                       COMMISSION FILE NUMBER:  0-26886
                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                            68-0239619
              (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)     Identification Number)

                100 BLUE RAVINE ROAD, FOLSOM, CALIFORNIA 95630
          (Address of principal executive office, including zip code)
      Registrant's telephone number, including area code:  (916) 353-2400

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes ---X---  No _______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 29, 1997 as reported on the Nasdaq National Market, was approximately $70,798,662. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 1997, the registrant had outstanding 32,585,131 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held November 21, 1997.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                   FISCAL YEAR 1997 FORM 10-K ANNUAL REPORT

                               Table of Contents

PART I.                                                                           Page
                                                                                  ----
Item 1.     Business.............................................................    1
Item 2.     Properties...........................................................   10
Item 3.     Legal Proceedings....................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders..................   10
Item 4a.    Executive Officers of the Registrant.................................   10

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters   13
Item 6.     Selected Financial Data..............................................   13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................   14
Item 7a.    Quantitative and Qualitative Disclosure About Market Risk............   19
Item 8.     Financial Statements and Supplementary Data..........................   19
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................   19

                                   PART III.

Item 10.    Directors and Executive Officers of the Registrant...................   20
Item 11.    Executive Compensation...............................................   20
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......   20
Item 13.    Certain Relationships and Related Transactions.......................   20

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K         20
            Signatures...........................................................   41

                                    PART I

FORWARD-LOOKING STATEMENTS

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI" or "the Company") or its industry to materially differ from those that are expressed or implied. These factors include, among other things, potential fluctuations in OSI's quarterly results, effective management of growth, expansion of professional services and customer support, management of product transitions, product and customer concentration risks, retention and attraction of key employees, the dependence on emerging services, markets and technologies, product defect risks, the high degree of competition and technological change in the industry, OSI's limited operating history and uncertain future operating results, international licensing and operations risks, dependence on third-party relationships, the uncertainty of proprietary technology protection, reliance on technology licensed from third parties, changes in, or failure to comply with, government regulations, general economic and business conditions and other factors referred to in this Report.

Objective Systems Integrators(TM), NetExpert(TM), WebOperator(TM), iSAC(TM), loopMASTER(TM), mobileMASTER(TM), switchMASTER(TM), transportMASTER(TM), trafficMASTER(TM), VisualAgent(TM), AccessCNM(TM), Data Archiver(TM), DBSync(TM), IDEAS(TM), IPMH(TM), Intelligent Gateway(TM), Package Administration(TM), Peer-to-Peer(TM), Replica(TM), SNMP Assistant(TM) and the Company's logo are trademarks of Objective Systems Integrators, Inc. This report also includes trademarks of companies other than Objective Systems Integrators, Inc.


ITEM 1.  BUSINESS

GENERAL

OSI is a leading provider of software solutions that simplify network integration and management. Its principal product, NetExpert, allows complex networks and business processes to be modeled in a flexible, object-oriented manner. Introduced in 1989, NetExpert has significant market share in several vertical telecommunications industry markets. It has achieved this market share by meeting the time-to-market requirements of communications service providers, giving them the tools to integrate emerging technologies and quickly generate revenue with new services.

NetExpert provides a foundation for building distributed, easily customizable solutions. The NetExpert component suite is pre-integrated, offering a support structure for creating and delivering comprehensive network management and operations support solutions. Based on the industry standard Telecommunications Management Network ("TMN") architecture, the object-oriented design of NetExpert provides functional building blocks that can be used to build customized systems and to add new products and services without additional programming.
NetExpert's development aids include graphically oriented tools and intelligent rule-based systems.

OSI distributes and licenses NetExpert to end-users around the world. In North America, which contributed 72% of OSI's 1997 revenues, NetExpert is sold primarily through a direct sales organization. Internationally, OSI has regional sales organizations that work principally with systems integrators and local distributors. International sales for 1997 were 28% of revenues.

Over the past year, OSI has strengthened its sales and marketing organizations, expanded its distribution channels and established several strategic alliances with global partners, such as Andersen Consulting.

OSI delivers software solutions to many established and emerging telecommunications service providers. These include (1) local exchange carriers, such as the Regional Bell Operating Companies, including SBC Communications, Pacific Bell and Ameritech, (2) emerging carriers, such as Electric Lightwave and ACSI, (3) cellular and personal communications services ("PCS") providers, including AT&T Wireless, and Omnipoint, (4) interexchange carriers, including MCI Communications and SPRINT and (5) international carriers, such as British Telecommunications, NTT, and Optus Vision. OSI also provides NetExpert solutions to leading operators of voice, data and video networks, including First Union Bank, @Home and Time Warner Cable.


INDUSTRY BACKGROUND

The Telecommunications Act of 1996 dramatically changed the competitive terrain of the communications industry. The impact of deregulation was seen in late 1996 and throughout 1997, with high-profile initiatives by interexchange carriers to offer local telephone service, attempts by local carriers to enter the long-distance business and presentation of the first international telecommunications merger for regulatory approval.

New Network Infrastructure and Services. Telecommunications providers continue trying to differentiate themselves by improving existing services and introducing new ones. Consumer-oriented enhancements include wider availability of call waiting, call forwarding, caller identification, voicemail and personal toll-free numbers. Improvements in corporate communication services include expanded offerings of high-speed asynchronous transfer mode ("ATM"), frame relay, ISDN, various digital subscriber line products and video teleconferencing. In addition to these wireline offerings, wireless carriers continue to expand the market for cellular and new digital PCS services.

Rapid adoption of these and other new services -- most notably, the Internet -- by both organizations and individuals has increased the burden on the existing telecommunications infrastructure and has accelerated demand for new infrastructure to be built.

To quickly deliver both new services and enhancements to their existing services quickly, while simultanenously responding to increased competition and use, U.S. telecommunications service providers have been implementing new, rapidly evolving technologies to increase their capacity. For example, many service providers have begun augmenting or replacing traditional copper wireline infrastructure with new networks composed of fiber optics, hybrid fiber coaxial cable, radio frequency signals and satellite transmission.

They also are implementing a variety of new network and wireless protocols which, together with the new transmission networks, enable the delivery of higher bandwidth and higher quality services. In addition to ATM and frame relay, widely used network protocols include Synchronous Optical Network ("SONET"), Switched Multimegabit Data Service ("SMDS") and Synchronous Digital Hierarchy ("SDH"). As standards emerge in the new digital wireless market, various protocols under current implementation include Cellular Digital Packet Data, Code Division Multiple Access ("CDMA"), Time Division Multiple Access and Global System for Mobile Communications ("GSM"). New technologies such as Common Channel Signaling System Number 7 ("SS7") and Advanced Intelligent Network ("AIN") are also being implemented in existing networks, allowing new voice and data communications services to be quickly and efficiently created and deployed.

In other parts of the world, telecommunications service providers are implementing new systems by expanding traditional wireline networks, expanding capacity and building new wireless communications infrastructures.

All of these developments -- expansion of existing services, introduction of new services and adoption of new transmission technologies -- represent opportunities for OSI*.

Operations Support Systems and Network Management. To develop, deploy and manage networks and services, telecommunications service providers rely on operations support systems ("OSSs") and network management systems ("NMSs"). Among other crucial functions, these systems establish communications connections between service providers and their users (configuration), monitor equipment performance to detect errors (fault management), report network performance and traffic loads (traffic reporting) and collect and consolidate usage information (billing data collection).

Historically, OSSs and NMSs were developed and deployed in an environment of limited competition, slowly changing technologies and limited services. Many of the network management platforms now used by the U.S. telephone companies were developed by Bellcore, the then applied research and development laboratory of the former Regional Bell Operating Companies. These legacy systems, which are generally mainframe-based and written in early-generation programming languages, were mainly developed to manage basic voice services.

As a result, legacy systems are typically not well designed to meet requirements for rapid deployment, new services and the need to support heterogeneous networks. To better meet the needs of its members, in 1988 the International Telecommunications Union ("ITU") formally defined a new standard. This standard, the Telecommunications Management Network ("TMN"), is an overlay management system designed to provide a standard means for managing telecommunications networks. Based initially on the UNIX operating system, and later expanded to include Microsoft's Windows NT, TMN's object-oriented design provides a framework to achieve interconnectivity and communications across heterogeneous operating systems and telecommunications networks.

The TMN framework allows a telecommunications service provider to implement OSSs and NMSs that can be:

  . Deployed rapidly and adopted easily to meet changing business and network requirements.

  .  Integrated with a wide variety of existing network equipment and systems.

  .  Accommodated to new equipment and systems as they are deployed.

  . Customized to provide a wide variety of OSS and NMS functions tailored to specific business needs.

  .  Scaled to address rapid growth in network size and use.

  . Configured to enable new or enhanced services to be brought to market rapidly and cost-effectively.

Service providers are migrating to packaged, TMN-based OSSs and NMSs to replace or supplement their legacy systems and to establish management systems for their new telecommunications infrastructure. The market outlook for non-legacy, externally developed, TMN-based OSSs appears to be strong*. OSI believes that growth in this market will result from emerging carriers deploying new infrastructure and by traditional carriers transitioning away from their in-house legacy systems*.


THE OSI SOLUTION

OSI develops, markets and supports TMN-based software solutions for network operations support and management. The Company's principal product, NetExpert, allows the modeling of complex networks and business processes in a flexible and object-oriented manner. The result is that NetExpert can be more easily adapted to changing standards, transmission protocols and equipment data models. The Company believes that NetExpert delivers the following benefits:

Reduced Time-to-Market: NetExpert has easy-to-use development tools and application components that allow quicker deployment of new and enhanced services. NetExpert's framework components and development tools allow users to focus more directly on their business requirements by reducing the time needed to develop, integrate and deploy a supporting software and hardware infrastructure.

Management of Heterogeneous Systems: NetExpert has been designed to manage heterogeneous networks regardless of the transmission technology, management protocols or media that they use. The NetExpert framework and its gateways allow management of network devices such as computers, transmission equipment and switches, including those that use advanced transmission technologies such as ATM, SMDS, frame relay and SONET. These devices are managed using standard management protocols, such as Common Management Information Protocol ("CMIP"), Simple Network Management Protocol ("SNMP") and selected industry-specific protocols. The ability to manage networks that include a variety of elements from different vendors allows users to protect their investment in their legacy systems. It also facilitates a user's ability to migrate to and install advanced new technologies.

Flexibility: The NetExpert framework consists of several components that can be configured in different ways to support a variety of management solutions. For example, NetExpert can be used to handle fault management, provisioning, billing data collection, work crew dispatch, network traffic reporting and traffic analysis. The ability to build these functions on a single framework allows users to leverage their time and their resource investments. It also allows them to quickly and more cost-effectively deploy new applications.

Distribution and Scalability: Because of its modular architecture, various elements of NetExpert can be distributed to different computer systems. These computers can be located in the same area, for performance scalability, or in multiple locations, for geographic scalability. Multiple systems can be configured in both peer-to-peer and hierarchical structures.


PRODUCTS

The NetExpert family of products includes a software framework and configurable application components for network operations support and management. In addition, development tools replace complex programming languages, allowing network analysts to model desired system behaviors by using simple, graphically-oriented rule editors. NetExpert also supports the development and deployment of applications for the main TMN management areas of fault, configuration, performance, accounting, security and layered management architectures.

OSI supports open computing standards. NetExpert products run on the current versions of UNIX platforms offered by Hewlett Packard, Sun and IBM. WebOperator, an interface that allows users to access functionality via a corporate intranet, is a Java application that can operate across different platforms. It supports UNIX, Windows 95 and Windows NT clients. In addition, NetExpert operates with databases offered by Oracle, Sybase. and Informix.

Customers may choose a configuration of NetExpert products that meets their specific requirements, adding new functions as their needs grow. License fees for production NetExpert installations typically range from $250,000 to $1 million, although significantly higher fees may be reached depending on the scope of the network and the functionality required for a given customer application. OSI has also instituted price scaling to allow smaller accounts to be penetrated with entry-level solutions, which can then be expanded as the customer's needs grow. OSI and its customers generally enter into maintenance agreements that provide for ongoing service and product upgrades for a fixed annual fee.

NetExpert Framework. The NetExpert framework is a set of high-level building blocks that are integrated to create a support structure for the development and delivery of network management and operations solutions. NetExpert framework software modules include:

================================================================================
                              NETEXPERT FRAMEWORK
================================================================================
NETEXPERT CORE SERVICES                 NETEXPERT HIGH AVAILABILITY
     NetExpert Administrator            Replica
     IPMH Daemon                        Process Monitor
     Authorization Agent                Heartbeat
NETEXPERT INTELLIGENT GATEWAYS          DBSync
     Generic Gateway                    NETEXPERT DISTRIBUTED MANAGEMENT
     SNMP Server Gateway                Peer-to-Peer Server
     and Trap Daemon                    AccessCNM
     Multiplexing Gateway               NETEXPERT VISUAL AGENT
     CMIP Protocol Agent                VisualAgent Server
     Shell Protocol Agent               VisualAgent Client
     X.25 Protocol Agent                NETEXPERT CLIENT SERVICES
     TCP/IP Protocol Agent              Client Manager
     Database Protocol Agent            Alert Display
     SONET TL1 Protocol Agent           Command and Response
     Serial Protocol Agent              Managed Object Configuration
     BCN Protocol Agent                 Inhibit Alert
     Datakit Protocol Agent             Paging
NETEXPERT ANALYSIS                      Data Browser
     Intelligent Dynamic Event Analysis Report Maker
     System ("IDEAS")                   Polling
     Intelligent Gateways               Gateway Control
NETEXPERT DATA COLLECTION               SNMP Assistant
     DataArchiver                       WebOperator
--------------------------------------------------------------------------------

NetExpert Core Services are at the heart of the NetExpert solution and are used by all other NetExpert processes. They include a messaging infrastructure that allows modules to communicate in a distributed computing environment, object management and repository services, object and action authorization services, standard routines for error handling, licensing and logging and a number of other common services. These services can also be used to develop programs to extend NetExpert's capabilities.

NetExpert Intelligent Gateways are the means by which NetExpert communicates with other computers, transmission equipment, switches and testing equipment. NetExpert intelligent gateways execute predefined rules to communicate with hardware elements, customer subscriber databases and management systems, including billing, service order and inventory. NetExpert's Generic, SNMP and CMIP gateways permit two-way communications using both standard and non-standard protocols. They have the ability to analyze messages enabling applications to be distributed. They also insulate other NetExpert modules from protocol dependencies.

NetExpert Analysis is a NetExpert feature that receives and filters large volumes of messages from other NetExpert modules and from external systems through the NetExpert Intelligent Gateways. It also executes actions based on a user's predefined rules. These actions can include analysis of received error messages, initiation of provisioning commands, analysis of network performance, generation of alarms and other actions based on changes in network elements or operator requests. The interpretive, rules-based design of NetExpert Analysis allows a user to modify NMS behavior by changing rules, without the need for complex programming.

NetExpert Data Collection gathers and normalizes data from other NetExpert modules and stores it in user-defined databases. This allows large amounts of data to be stored, which can be analyzed by a user or forwarded to other management systems. This NetExpert module facilitates performance management, traffic management and billing data collection, all of which require large amounts of data to be manipulated and analyzed.

NetExpert Distributed Management, which includes Peer-to-Peer Server and Access CNM, forwards NetExpert data to other NetExpert and third-party management systems via standard and customized interfaces. These specialized servers allow other management systems to interface, access stored information and trigger actions within NetExpert. The Peer-to-Peer Server allows NetExpert systems to communicate and share information with each other, increasing scalability and enhancing management system performance through distributed processing.

NetExpert High Availability is designed to minimize system downtime by providing support for a secondary "hot standby" server if there is a failure in the primary system. NetExpert High Availability services include automated monitoring and restart of NetExpert processes, "heartbeat monitoring" between primary and secondary systems, real-time replication of data, automated switchover and automated redirection of NetExpert intelligent gateways and client services.

NetExpert VisualAgent facilitates the development of custom screens for graphic visualization of management information and control of managed objects, such as OSS applications, transmission devices, computer systems and switches. Users implement templates to display classes of objects, define the actions operators can perform against them and create a menu of operations from which the operators can initiate defined actions. Network and element conditions and performance can be dynamically presented, with performance changes displayed in real-time.

NetExpert Client Services are special-purpose management utilities. These include processes that display alarm information to users, automatically page technicians, display stored management data, provide reports on historical conditions, initiate actions on a scheduled basis, control gateways and browse and graph SNMP data. Some of these user interfaces are Web-based.

NetExpert Development Tools are editors, configuration management utilities, and application programming interfaces ("APIs"). These tools are used to develop or modify applications that direct the functions of other NetExpert products. NetExpert Editors are GUI-based tools for implementation of specific network operations support and management applications. They also enable configuration and customization of OSI's application components or the addition of enhanced functionality to NetExpert itself. Package Administration allows customers to combine user and OSI developed applications and to control the migration of new applications from a test environment into a production environment. Many of these tools can be Web-based. APIs also facilitiate the integration of NetExpert with third-party applications.

NetExpert Development Tools include:

===============================================================================
                          NETEXPERT DEVELOPMENT TOOLS
===============================================================================
     Rule Editor                               Package Administration
     Dialog Editor                             Trouble Ticket Agent API
     Managed Object Editor                     NetExpert Object Workspace("NOW")
     Administration Editor                     IPMH ToolKit
     Authorization Editor                      Protocol Agent ToolKit
     High Availability Editor                  CMIP Toolkit
     Peer-to-Peer Editor
===============================================================================

NetExpert Application Components. These off-the-shelf rulesets perform common operations and management functions. NetExpert application components range from element interfaces that control a particular type of device, such as a switch, to more complete systems that have the core functionality for managing complex multivendor network domains. For example, NetExpert trafficMASTER monitors the volume of data flowing through a multivendor switch network, identifies and displays areas of congestion to the operator, automatically initiates plans to correct congestion, provides traffic data reports and stores those reports. All NetExpert application components can be customized to meet specific requirements.

NetExpert Applications include:

=============================================================================================================================
                                                NETEXPERT APPLICATIONS
=============================================================================================================================
TRANSPORTMASTER                                   TRAFFICMASTER
     SONET MULTIPLEXERS                                 Lucent 5ESS Performance
     Lucent DDM2000 Fault/Provisioning                  Nortel DMS FAMILY Performance
     Lucent FT2000 OC48 Fault/Provisioning              Ericsson AXE10 Performance
     Lucent SLC2000 Fault                               Siemens S1240 Performance
     Alcatel 1603 Fault                                 Alcatel Performance
     Fujitsu FLM150,600,2400 Fault/Provisioning
     Fujitsu FlexR Plus Fault
     Nortel OC3 Express Fault
     Nortel S/DMS Transport Node Fault            MOBILEMASTER
     NEC ITS Fault                                      MOBILE SERVICES SWITCHING CENTER
     Positron Osiris Fault                              Lucent 5ESS Autoplex (CDMA) Fault
     SDH MULTIPLEXERS                                   Ericsson AXE-10 (Analog/USDC) Fault
     Alcatel SM, SL Fault                               Ericsson AXE-10 (GSM) Fault/Provisioning
     DIGITAL CROSS CONNECTS                             Nortel MSC (GSM) Fault/Prov/Performance
     Lucent DACS Fault/Provisioning                     Nortel MTX (trunk) Provisioning
     Lucent SLC2000 Fault                               RADIO FREQUENCY ENVIRONMENT
     Alcatel 1630 Cross Connect Fault                   Lucent (CDMA) Fault
     DSC DEX Fault                                      Lucent BSS (Analog) Fault
     Tellabs Titan Fault/Prov/Performance               Nortel OMCR Fault/Performance
     Nortel AccessNode Fault                            Ericsson GSM Fault/Performance
     OTHER                                              HOME LOCATION REGISTER/AUTHORIZATION
     TTC Centest 550 Test Test                          Nortel HLR Fault/Performance
     Dantel GPP Fault                                   Ericsson HLR Fault/Performance
SWITCHMASTER                                            SHORT MESSAGE SERVICE
     SWITCHES                                           Aldiscon Fault/Performance
     Lucent 5ESS Fault                                  VOICE MAIL SYSTEM
=============================================================================================================================

=============================================================================================================================
     Lucent 5ESS Line-Basic Provisioning                Comverse Fault/Performance
     5ESS Trunk Provisioning                      INTEGRATED SERVICE ACTIVATION CONTROLLER (ISAC)
     Nortel DMS Fault                                   Service Activation Controller
     Nortel DMS Trunk Side Provisioning           LOOPMASTER
     Nortel DMS Trunk-Side Shadow Database              HOST DIGITAL TERMINALS (CABLE TELEPHONY)
     Configuration                                      ADC Homeworx TR-303 Fault/Provisioning/Performance
     Nortel DMS Line-Basic Provisioning                 Motorola CableComms TR-008 Fault
     Ericsson AXE-10 Fault                        HYBRID FIBER COAXIAL CABLE TRANSPORT MONITORING SYSTEM
     Siemens EWSD (Asia) Fault                          ADC NMCS Fault
     Alcatel S12 (Asia) Fault                           AM Communications LanGuard (DOS) Fault
     NEC NEAX 61 (Asia) Fault                           Superior Electronics CheetahDOS Fault
     SIGNAL TRANSFER POINTS                             CABLE MODEMS
     Tekelec STP SS7 Fault                              LanCity Fault
                                                  INTRANETEXPERT
                                                        Cisco Routers Fault/Provisioning
=============================================================================================================================

CUSTOMERS

As of June 30, 1997, OSI had directly or indirectly licensed its products to more than 180 customers around the world. The Company's primary markets are the telecommunications, cable, cellular/wireless and Internet service provider industries. The Company also sells, mainly through its distributors, to commercial enterprises and government agencies.

A significant portion of OSI's revenues in each fiscal period generally involves substantial orders from large organizations. As a result, the Company's revenues have often been concentrated among a relatively small number of customers. In fiscal 1997, 1996 and 1995, revenues from the license of NetExpert products and services to OSI's five largest customers were approximately 23%, 30% and 45% respectively, of total revenues. There were no customers accounting for more than 10% of total revenues in either fiscal 1997 or fiscal 1996. In fiscal 1995, customers accounting for more than 10% of total revenues were AT&T Wireless Services (16%) and Sprint Communications (11%). OSI expects that it will continue to depend on a limited number of customers for a significant portion of its future revenues*. As a result, its business, operating results and financial condition would be materially adversely affected if anticipated orders did not materialize, were deferred or were canceled due to changes in customer requirements*. There can also be no assurance that revenues from key customers, individually or as a group, will continue at historical levels*.


SALES AND MARKETING

OSI has a sales organization, consisting of account managers and sales engineers, that sells directly to end-users and assists in sales by strategic partners, systems integrators and distributors. The Company also has domain experts in its Product Marketing organization that are knowledgeable in NetExpert and work directly with the sales organization to define product objectives and market requirements. As of June 30, 1997, OSI had 139 people in its sales and marketing organization.

During fiscal 1997, OSI expanded its worldwide sales and support organizations significantly. It expects to continue expanding its direct sales force, opening additional customer support and sales offices, adding distributors and pursuing additional strategic relationships*. This expansion will require significant management attention and the expenditure of significant financial resources*. Doing so could adversely affect the OSI's operating margins if the expansion is not accompanied by significant revenue growth*.

OSI has 14 sales and customer support offices in the following greater metropolitan areas in its Americas geographic region: Atlanta, Chicago, Los Angeles, Dallas, Denver, Sacramento, Kansas City, Philadelphia, New York, San Francisco, Seattle, Toronto and Washington, D.C.

Outside of the Americas, OSI licenses its products and services principally through systems integrators and local distributors that have cultural familiarity, specific industry expertise and the ability to respond to customer needs on a timely basis. In fiscal 1997, the

Company added a number of international direct sales and support facilities. It also purchased certain assets from its Australian distributor. OSI currently has a sales engineering, technical support and training organization in Sydney, with 25 people. In addition, the Company has technical sales support offices in Bangalore, Bangkok, Beijing, Manila, Seoul, and Singapore. The entire Asia-Pacific organization consists of 50 people. There are currently four people in the Company's sales office in Sophia Antipolis, France.

License, service and other revenues outside of the United States accounted for 28%, 31%, and 24% of OSI's total revenues in 1997, 1996 and 1995, respectively. The Company expects that international license, service, and other revenues will continue to account for a significant portion of its total revenues*.

To the extent OSI does not establish additional foreign operations in a timely manner, its ability to grow international sales may be limited*. This could, in turn, materially adversely affect its business, operating results and financial condition*. In addition, these international operations involve a number of inherent risks, such as (1) longer collection periods, (2) greater difficulty in collections, staffing and managing, (3) longer sales cycles, (4) unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, (5) reduced protection for intellectual property rights in some countries and (6) other trade barriers*.

To supplement its sales efforts, OSI has also established relationships with strategic partners, including systems integrators, value-added resellers and distributors. Whenever possible, the Company works closely with its partners to facilitate a complete customer solution. In addition to assisting OSI's sales efforts, these relationships provide the Company with insight into new and emerging customer applications.

There can be no assurance that OSI will be able to retain its current partners or attract new partners that can market its products effectively*. The Company believes that its success in penetrating markets depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if its distribution needs change*.


PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

OSI believes that a high level of professional services and customer support is critical to its continuing success in developing long-term relationships with customers*.

To augment its sales efforts, the Company offers comprehensive professional services. Professional services engineers work closely with direct sales personnel, applications specialists, and others to assist with pre- and post-sales support, including the implementation and use of the Company's products. OSI offers a range of services, including requirements analysis, project management, system design, customization, installation, training, ongoing consultation and upgrade management. The Company also offers 12-month support contracts to its customers. These contracts entitle users to unlimited technical support, product updates and product maintenance during the support period. Substantially all of OSI's customer base was covered by support contracts in fiscal 1997.

As of June 30, 1997, OSI had 78 people performing professional services in the Americas. Effective in the fourth quarter of fiscal 1997, this organization reports to the Vice President, Research and Development and Professional Services. This change was made to more closely align the organizations responsible for rule-set development and implementation. It also strengthens the Company's ability to satisfy its customers and build reusable application components. Because most sales outside the United States are through local partners, the international professional services organizations continue to report to their respective regional sales management. Their headcount is included in the headcount of the regional sales organizations discussed above.

No assurances can be made that OSI's professional services and customer support resources will be sufficient to manage the future growth of its business*. Failure to expand the professional services and customer support organizations commensurate with the expansion of its installed base, or failure to adeqately train those organizations properly in its products, would have a material adverse effect on OSI's business, operating results and financial condition*.

RESEARCH AND DEVELOPMENT

Because of the complexity of its products and the close interaction needed to properly serve its customers, OSI's product development process differs from other providers of network operation support and management applications. The Company's research and development efforts focus on addressing specific requirements of its customers and its markets. This development process is typically achieved by working directly with a selected cutomer to design and develop a prototype product before it is made commercially available to all customers. As a result OSI believes that the final product should most closely meet the requirements of its markets.

The market for OSI's products is noted for rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. This can quickly render existing products obsolete and unmarketable. As a result, life cycles for OSI's products are difficult to estimate. The Company's success depends on its ability to enhance its existing products while developing and introducing, on a timely and cost-effective basis, new products and product features*. No assurances can be made that OSI will be able to do so*. If it cannot, its business, operating results and financial condition will be materially, adversely affected*.

Furthermore, products as complex as OSI's are highly likely to contain defects. While OSI does extensive testing, as do its customers, errors may well be found in existing and new products after commercial licensing has begun*. This could result in delayed or lost revenues, loss of market share or failure to gain market acceptance*. Any of these would materially, adversely effect the Company's business, operating results and financial condition*.

As of June 30, 1997, OSI had 121 people in its Research and Development organization. In fiscal 1997, 1996 and 1995, research and development expenses were $12.6 million, $7.1 million and $4.0 million, respectively. In future periods, OSI expects to increase the resources devoted to research and development so that it can enhance and extend its product lines*.


COMPETITION

Competition in OSI's markets is intense and, as noted above, involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, OSI must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the increasingly sophisticated needs of its customers*. The principal competitive factors affecting the market for OSI's products are product reputation, quality, performance, price, professional services, customer support and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use.

OSI's competitors offer a variety of solutions to address the OSS and NMS markets. They generally fall within four categories: (1) custom software developers, which includes in-house development by telecommunications carriers or outside integrators such as Andersen Consulting, (2) telecommunications equipment vendors that offer software for managing their own equipment, such as Lucent Technologies, Northern Telecom and LM Ericsson, (3) hardware and software vendors, including IBM, Sun, Hewlett Packard and Microsoft and (4) providers of specific market applications, such as Remedy and Bellcore. Most of its competitors have longer operating histories than OSI. They also have greater name recognition, a larger installed base and significantly greater financial, technical, sales, customer support, marketing and other resources.

Most existing and potential customers for OSI's products continuously evaluate whether they should develop their own OSS and NMS systems or license them from outside vendors. These customers typically have large, internal staffs with responsibility for meeting their particular needs. As a result, OSI must engage in a continuous education program regarding the advantages of its products over internally developed OSSs and NMSs. In fiscal 1997, OSI began to focus its sales, marketing, and product development efforts on emerging carriers and wireless service providers. These companies typically do not have large internal staffs.

OSI believes that its open systems architecture is a product differentiator in the marketplace. However, an open systems architecture can lead to increased competition as third parties develop competitive OSS and NMS systems*. Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements*. They may also be able to devote greater resources to the development, promotion and sale of their products*.

OSI also believes that its products offer higher functionality than those of its competitors. Therefore, its products are frequently priced at a premium. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially, adversely affect OSI's business, operating results and financial condition*.


PROPRIETARY TECHNOLOGY

OSI relies on a combination of trade secret, copyright and trademark laws, and a variety of technical measures and nondisclosure or other contractual agreements to protect its proprietary rights. OSI currently has no patents or patent applications pending. As part of its confidentiality procedures, OSI generally enters into invention assignment and proprietary information agreements with its employees and consultants, and into nondisclosure agreements with its customers, system integrators, value-added resellers and distributors. It also limits access to and distribution of its software, documentation and other proprietary information.

Despite its efforts to protect its rights, others may attempt to copy OSI's products or to obtain and use information that it regards as proprietary*. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries, making the possibility of misappropriation more likely*. The steps that OSI has taken may prove insufficient to protect its proprietary technology or prevent its misappropriation*. Moreover, they may not stop competitors from developing products with functionality or features similar to OSI's products*. The Company believes that, because of the rapid pace of technological change in the market for its products, legal protections of proprietary technology are not as significant to its success as the knowledge, technical expertise, ability and experience of its employees, the frequency of product enhancements and the quality of professional services and customer support it provides*.

OSI does not believe that it infringes on the proprietary rights of third parties, and there are currently no pending claims to that effect. However, the Company expects that software companies will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps*. Claims of this kind, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays, require the Company to develop noninfringing technology or cause it to enter into royalty or licensing agreements*. Moreover, royalty or licensing agreements, if required, may not be available or may be available only on terms that OSI finds unacceptable*. A successful claim of product infringement against OSI, if noninfringing technology could be neither developed nor licensed, would materially, adversely affect its business, operating results and financial condition*.

OSI also relies on software that it licenses from others, including software that is integrated with internally developed software and used to perform key functions. For instance, it has licensed SL/GMS from SL Corporation, Open Interface from Neuron Data and FLEXlm from Globetrotter Software. This third-party software may, at some future point, be unavailable to OSI on commercially reasonable terms*. In addition, the suppliers of that software may not enhance their current products or develop new products on a timely and cost-effective basis*. OSI may not be able to replace the functionality provided by third-party software if it becomes obsolete or incompatible with future versions of the Company's products*. The loss of any of these software licenses, or the inability of the third parties to enhance their products, could result in delays or reductions in product shipments by OSI until equivalent software could be developed internally or identified, licensed and integrated*. This could also have a material, adverse effect on its business, operating results and financial condition*.


EMPLOYEES

As of June 30, 1997, OSI had 486 employees, including 121 engaged in research and development, 139 in sales and marketing, 148 in professional services and 78 in administration and finance. None of OSI's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

OSI's success depends to a significant degree on continuing contributions by its key personnel, the loss of whom could have a material, adverse effect on it.* OSI also believes that its future success will depend in large part upon its ability to attract and retain highly skilled employees*. Competition for qualified personnel in the software industry is intense, and the Company may not be successful in attracting and retaining such personnel*. Failure to do so would have a material, adverse effect on its business, operating results and financial condition*.


ITEM 2.  PROPERTIES

OSI's principal administrative, sales and marketing, customer support and product development facilities are located in Folsom, California, in three buildings of approximately 35,000 square feet, 22,000 square feet and 10,000 square feet, respectively. These facilities are leased, with the leases expiring in 1999, 1997 and 1999, respectively. OSI has decided to extend its term for the 22,000 square foot facility to 1998. It also has an option to renew the lease with respect to the 35,000 square foot facility for up to an additional five years. In July 1997, OSI consummated the purchase of a parcel of land which will be used to replace certain of its current facilities and to allow for further expansion. The purchase price of the parcel was $2.6 million. In conjunction with this land purchase, OSI expects to subdivide the parcel and enter into sale-lease back arrangements with a developer as buildings are constructed*.

In addition, OSI leases offices in the following greater metropolitan areas:
Atlanta, Beijing, Chicago, Dallas, Denver, Reno, Kansas City, New York, Paris, Philadelphia, Toronto, San Francisco, Seattle, Seoul, Singapore, Sydney and Washington, D.C.

OSI believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed*.


ITEM 3.   LEGAL PROCEEDINGS

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and key employees of OSI are as follows:

Name                    Age       Position
----                    ---       --------
David M. Allen           39       Vice President, Finance and Administration, and Chief Financial Officer

Jeffrey T. Boone         33       Vice President, Technical Support Services

Philip N. Cardman        49       Vice President, General Counsel and Secretary

Albert J. Germek         54       Vice President, Planning and Development

Tom L. Johnson           52       Co-Chief Executive Officer and Co-Chairman of the Board

Dan D. Line              46       Vice President, Global Accounts and Partner Alliances

Kevin C. McCoy           45       Vice President, Research and Development and Professional Services

Patric R.R. Olenczak     46       Vice President and Managing Director, Europe, Middle East and Africa

Tim J. Sebring           33       Vice President, Sales and Marketing

Christopher T. Simon     42       Vice President, Service Provider Solutions

James K.R. Souders       38       Vice President and Managing Director, Asia-Pacific Operations

Richard G. Vento         57       Co-Chief Executive Officer and Co-Chairman of the Board

R. Jay West              50       Vice President, Americas Sales

Judith D. Wheatley       55       Vice President, Marketing


Mr. Allen joined OSI as Vice President and Chief Financial Officer in July 1996. From 1991 to July 1996, he was Vice President and Chief Financial Officer at Telecommunications Techniques Corporation ("TTC"), which is a subsidiary of Maryland-based communications test equipment manufacturer, Dynatech Corporation. He joined TTC in 1985 as Controller and Accounting Manager, and was Director of Finance and Administration from 1988 to 1991. Previously, he was with Automata, Inc., and Stoy, Malone & Co. Mr. Allen holds a BS degree in Accounting from the University of Maryland and is a Certified Public Accountant.

Mr. Boone became Vice President, Technical Support Services in July of 1997. From January 1996 to July 1997, was Director, Technical Support Services, and from November 1994 to January 1996, was Manager, International Professional Services. He held various technical management positions with OSI starting in November of 1993. From September 1990 to August 1992, Mr. Boone was Senior Software Engineer of Systems Center Inc. From September 1992 to February 1993, he was Senior Systems Engineer for ICOT Corporation. From May 1993 to October 1993, he was a consultant with Walker Interactive Systems, Inc. Mr. Boone holds a BS degree in Computer Science from California State University, Sacramento.

Mr. Cardman joined OSI as Vice President, General Counsel and Secretary in May 1996. From 1989 to May 1996, he was Vice President and General Counsel as well as Vice President, Business Development at Convex Computer Corporation, a manufacturer of supercomputer systems. From 1981 to 1989, he served in various management positions at Tandem Computers Inc. Mr. Cardman holds a BA degree from Washington University and a JD degree from Duke University. He is a member of the California and Texas Bars.

Mr. Germek joined OSI as Vice President, Planning and Development, in February 1996. From 1992 to 1996 and from 1986 to 1990, he was a Principal at Princeton Associates, a management consulting firm specializing in business planning, financial management and information systems planning. From 1990 to 1992, he was Vice President, Business Development, at Fidelity Investments. From 1981 to 1986, he held senior management positions at Bell Atlantic Corporation and AT&T, most recently as Vice President, Personal Communications Group. Mr. Germek holds a BA degree in Liberal Arts from Cornell University, and an MBA degree from Case Western University. He is a Certified Public Accountant.

Mr. Johnson is OSI's Co-Chief Executive Officer and Co-Chairman of the Board of Directors. He co-founded Objective Systems Integrators, a partnership and the predecessor to the Company, in January 1989, and was Co-Chief Executive Officer and Chairman of the Board of Directors from 1989 to 1995. He also was President from May 1991 to June 1994, Chief Financial Officer from July 1989 to November 1993, and Vice President, Product Development from July 1990 to July 1995. From January 1987 to February 1989, he co-founded and served as Vice President, Product Development of TelWatch, Inc., a telecommunications software and hardware company. Before January 1987, he was for more than 22 years involved in a number of software companies, including

TelAccount, Inc., Schmidt Associates, Computer Sciences Corporation, Control Data Service Bureau, University Computing Company and MRI Systems, serving in a variety of management and technical positions, Mr. Johnson received a BS degree in Abstract Mathematics with a minor in Business Management from the University of Houston.

Mr. Line became OSI's Vice President, Global Accounts and Partner Alliances, in July 1996. From October 1993 to June 1996 he served as Managing Director, Europe. From 1986 to August 1993, he served in a variety of executive sales and marketing positions for GTE, most recently as Regional Sales Manager, Major Accounts. From 1982 to 1986, Mr. Line served as Director of International Sales for TMC Limited, a division of Philips NV, a voice and data communications company. He studied Business at San Jose State University and International Business at London University.

Mr. McCoy became Vice President, Research and Development and Professional Services in April 1997. From April 1997, he was Vice President, Research and Development. He was previously a senior manager at Apple Computer Inc., where, from June 1995 to January 1996, he was Director of Component Software Engineering and, from February 1992 to June 1995, was Director of Macintosh Desktop Systems Software. Before joining Apple, he spent 13 years with NCR Corporation, where he held a number of management positions. Mr. McCoy holds BS degrees in both Mathematics and Computer Science from the University of Oregon.

Mr. Olenczak joined OSI as Managing Director, Europe, Middle East and Africa, in January 1997. From January 1996 until January 1997, he was Vice President of Integris Telecommunications, Group Bull's worldwide systems integration division. From Februray 1995 to December 1995, he was Vice President of Bull Worldwide Telecommunications and from 1993 to January 1995 was Telecommunications Marketing Manager at Digital Equipment Europe. From 1978 to 1986, he served in a variety of marketing and management positions at Texas Instruments, Europe. Mr. Olenczak holds an AA degree in Business Administration from Burlington Community College.

Mr. Sebring became OSI's Vice President, Sales and Marketing, in January 1996. From July 1995 to January 1996, he was Vice President, Telecommunications Industry and Americas. From July 1991 to July 1995, he was Director of Sales and Marketing, Telecommunications Industry and Americas. From September 1986 to July 1991, he served in a variety of engineering and sales positions at GTE, a telecommunications company. Mr. Sebring received a BS degree in Industrial and Management Systems Engineering from Pennsylvania State University.

Mr. Simon became OSI's Vice President, Service Provider Solutions, in July 1997. From July 1996 to July 1997, he was the Company's Director of Communications Infrastructure. From 1994 to 1996, he was an independent consultant working on AIN switch management applications. Before coming to OSI, Mr. Simon had 15 years experience with the development and management of operational support systems for Bell Canada and Stentor.

Mr. Souders became OSI's Managing Director, Asia-Pacific Operations, in October 1994. He was named a Vice President in July 1996. From February 1993 to October 1994, he was OSI's Managing Director, New Business Development, Asia-Pacific Region. From 1988 to January 1993, he served in several sales and marketing positions, most recently as International Market Manager, Telco Industry, for GTE Information Services. He holds a BS degree in Accounting from Lewis & Clark College.

Mr. Vento is OSI's Co-Chief Executive Officer and Co-Chairman of the Board of Directors. He co-founded Objective Systems Integrators, a partnership and the
predecessor to the Company in January 1989.   He served as President from June
1994 to July 1995, as Secretary from July 1989 to November 1993 and as Vice President, Sales and Marketing from July 1990 to June 1994. From January 1987 to February 1989, he co-founded and served as Vice President, Business Development of TelWatch, Inc., a telecommunications software and hardware company. Before January 1987 he was for more than 23 years involved with a number of software companies, including TelAccount, Inc., Schmidt Associates, Computers Sciences Corporation, ADP Network Services and TYMSHARE, Inc., serving in a variety of management positions. Mr. Vento received a BA degree in Mathematics, a BS degree in Business and a BS degree in Econometric Statistics from San Francisco State University and an AA degree in Liberal Arts from Foothill College.

Mr. West became OSI's Vice President, Americas Sales, in June 1997. He joined OSI as Director, Sales, South Region, in August 1996. From 1992 to 1996, he was Director, National Sales, for Premisys Communications. Previously, he was Vice President, Sales and Marketing, for ADC/Kentrox. He also was Director, National Sales for Infotron Systems and held sales executive and manager positions for AT&T Paradyne, Intelco, Inc., Northern Telecom, TDX Communications, Brandt Banking Systems and Travelers Insurance. Mr. West attended the University of Texas.

Ms. Wheatley joined OSI as Vice President, Marketing, in February 1997. From 1993 to 1997, she was the Director, Strategic Alliance Marketing, and Group Manager, Emerging Platforms, for Sybase, Inc. Ms. Wheatley holds an MBA degree from River College, Nashau, New Hampshire, and a BA degree from Merrimack College, Andover, Maryland.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

COMMON STOCK PRICES AND DIVIDENDS

OSI's common stock has been traded on the Nasdaq National Market since its initial public offering in November 1995. It trades under the Nasdaq symbol OSII. According to the records of its transfer agent, OSI had approximately 108 stockholders of record as of June 30, 1997. Because many of its shares are held by brokers and other institutions on behalf of stockholders, OSI is not able to estimate the total number of stockholders represented by its record holders. The following table sets forth the high and low sales price for OSI's common stock:

          FISCAL 1997:                   High Sale Price  Low Sale Price
                                         ---------------  --------------
          First Quarter..............         $40.25          $17.00
          Second Quarter.............         $29.25          $18.00
          Third Quarter..............         $23.62          $ 9.50
          Fourth Quarter.............         $11.50          $ 3.37


          FISCAL 1996:                   High Sale Price  Low Sale Price
                                         ---------------  --------------

          Second Quarter(1)..........         $54.75          $39.25
          Third Quarter..............         $54.50          $31.50
          Fourth Quarter.............         $56.25          $35.75

          (1) From date of initial public offering through Second Quarter.

OSI's policy has been to reinvest earnings for future growth. Accordingly, it has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future*.


ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)
                                                             Year Ended June 30,
                                               ------------------------------------------------
                                                 1997       1996      1995      1994     1993
                                               --------   --------  --------  --------  -------
CONSOLIDATED STATEMENTS OF OPERATION DATA:
Total revenues..............................   $ 51,712   $ 55,918  $ 36,011   $19,069  $ 8,659
Gross profit................................     28,414     42,733    26,421    13,583    5,663
Income (loss) from operations...............    (31,228)    13,847    11,822     6,375    2,806
Net income (loss)...........................    (18,464)     9,675     7,178     3,729    1,936
Net income (loss) per share.................   $  (0.58)  $   0.29  $   0.23   $  0.13  $  0.07
Shares used in per share computation........     32,080     33,447    31,410    29,013   27,617

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-
  term investments..........................   $ 43,241   $ 53,988  $   763    $   405  $  742
Working capital.............................     63,169     85,370    3,925      3,872   1,641
Total assets................................    108,031    107,078   21,011     10,511   4,138
Long-term debt..............................         --         --       --          1      29
Total stockholders' equity..................     85,443     95,058   14,062      6,502   2,303

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software systems for network operations support and management. The Company was founded in June 1989 and began shipments of NetExpert in August 1990. As of June 30, 1997, it had directly or indirectly licensed its products to more than 180 customers around the world.

Revenue from licenses, service and support of OSI's NetExpert product line has accounted for substantially all of its revenues since inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. OSI believes that revenue from the licenses, services and support of the NetExpert product line will continue to account for substantially all of its total revenue for the foreseeable future*. A significant portion of its revenues has been, and will continue to be, derived from substantial orders placed by large organizations*. The timing of these orders and their fulfillment has caused and will continue to cause material fluctuations in its operating results, particularly on a quarterly basis*. OSI believes that its quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and that quarterly revenues should not be relied upon as indications of future performance*.

In the second half of fiscal 1996 and continuing through fiscal 1997, OSI experienced a shift in its customer base and in its product and services offerings. The shift in customer base was toward a growing percentage of sales to new emerging communications service providers. These new service providers, often referred to as competitive local exchange carriers (CLECs), competitive access providers (CAPs) and wireless PCS companies have come into existence following deregulation in the telecommunications market. OSI has found that its product and services offerings to these new customer segments has also changed. In particular, they are frequently procuring a full suite of network operational support systems using NetExpert and NetExpert-based application components. OSI has also found that many of these customers do not have adequate in-house staff to rapidly deploy a full suite of its NetExpert-based solutions. As a result, OSI has experienced an increase in the proportion of professional services business, extended customer deployment period and increasing delays in customer payments. During fiscal 1997, realization of this shift resulted in a changed approach to selling and deploying products and services to these customer segments. It also resulted in a change in when the Company deems collection is probable. OSI expects that one effect of these changes will be an increase in time between when a customer contract is executed and when it is recognized as revenue*. The Company also expects that this trend will continue*.

OSI distributes and sells NetExpert to end users in North America primarily through a direct sales organization. Outside of North America, it sells its products and services through systems integrators, local distributors and to a lesser extent, through an in-region direct sales force. OSI intends to enter into additional international markets and to continue, to grow its operations outside of North America by expanding its direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships*. In fiscal 1997, OSI acquired certain NetExpert-based assets from its distributor in Australia. This acquisition resulted in the establishment of a regional sales and support headquarters for the Company's Asia-Pacific operations. OSI also opened a sales and support office in France to support its operations in Europe, Africa and the Middle East.

In fiscal 1997, OSI had a net loss of $18.5 million. This compares with net income of $9.7 million in fiscal 1996 and net income of $7.2 million in fiscal 1995. To address this loss, management has put into place a strategy that it believes will return OSI to profitability and growth*. In the fourth quarter of fiscal 1997, OSI began a program to (1) increase its focus on the requirements of the emerging carrier and wireless service provider markets, (2) narrow its product development and professional services efforts to achieve more reusable application components, (3) build stronger sales and professional services organizations, and (4) forge new strategic alliances while strengthing its existing relationships. Refer to discussions above and in Results of Operations below for a fuller explanation. OSI cannot give any assurances that its new strategy will be successful or how it will affect operating results and financial condition.

RESULTS OF OPERATIONS

REVENUES:

(IN THOUSANDS, EXCEPT  PERCENTAGES)      FISCAL YEAR                       FISCAL YEAR                     FISCAL YEAR
                                            1997            CHANGE            1996           CHANGE           1995
                                       -------------     -----------     -------------     ----------     ------------
License..............................        $31,376         (19%)             $38,525         67%             $23,119
Percentage of revenues...............             61%                               69%                             64%
Services and other...................        $20,336          17%              $17,393         35%             $12,892
Percentage of revenues...............             39%                               31%                             36%
   Total revenues....................        $51,712          (8%)             $55,918         55%             $36,011

OSI's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance, customer support and training. The decrease in total revenue in fiscal 1997 compared with fiscal 1996 can be primarily attributed to large orders not closing within the period and a shift in OSI's focus toward new emerging service providers who generally have longer sales cycles and increased credit risks. The increase in total revenues in fiscal 1996 compared with fiscal 1995 is primarily due to increased licenses of NetExpert and to a lesser extent, an increase in professional services and support fees. The list prices for OSI's products and services did not change significantly during the comparison periods.

License Revenues. Software licenses are generally granted and priced on a per-seat basis, although OSI may grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, OSI has no significant obligations to fulfill, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses. In fiscal 1997, OSI increased its reserve for sales returns by approximately $5.4 million to account for the risks associated with actual and potential customer returns. Additions to the reserve for sales returns in fiscal 1996 and 1995 were not significant.

The decrease in license revenues as a percentage of total revenues in fiscal 1997 results mainly from a shift in sales to the new emerging services providers. Generally, these customers have slower network deployment cycles and a limited number of qualified staff for implementing complicated network management systems. This requires the customer to obtain additional services from third parties, including the Company. In addition, OSI has experienced an increase in the number of orders for its pre-built application rule-sets, which generally require a higher level of installation services than the NetExpert framework. The increase in license revenues as a percentage of total revenues in fiscal 1996 when compared with fiscal 1995 results mainly from continued market acceptance of NetExpert coupled with additional licenses of applications and development tools to existing customers.

OSI anticipates that license revenues will continue to represent a majority of its total revenues for the foreseeable future*. However, it also believes that historic growth rates of its license revenues should not be relied upon as an indication of growth rates for future periods*. In addition, it believes that competition in its markets is likely to increase, which could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on its business, operating results and financial condition*.

Services and Other Revenues. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria have been met. OSI offers support contracts to its customers which entitle them to unlimited telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are nonrefundable.

The growth in service and other revenues in absolute dollars for each period can be attributed to higher demand for OSI's professional services, including requirements analysis, project management and system design, customization and installation in connection with the increased number of NetExpert licenses. To a lesser extent it can also be attributed to an incremental increase in maintenance, customer support and training revenues resulting from the larger installed base of NetExpert. The increase in service and other revenues as a percentage of total revenues in fiscal 1997 can be attributed to the same factors described above in "License Revenues."

OSI anticipates that service and other revenues will continue to represent a significant portion of its total revenues in future periods, primarily as a result of continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts and incremental support revenues attributable to a growing installed base of NetExpert*. The Company also believes that prior growth rates for its service and other revenues may not be sustainable and should not be relied on as an indication of growth rates in the future*.

International Revenues. Revenues from outside of the United States represented 28%, 31% and 24% of total revenues for fiscal 1997, 1996 and 1995, respectively. Revenues from customers in Asia and the Pacific Rim accounted for 17% of total revenues in fiscal 1997 compared with 23% in fiscal 1996 and 12% in fiscal 1995. Sales to European customers accounted for 7% of total revenues in fiscal 1997 compared with 5% in fiscal 1996 and 6% in fiscal 1995. OSI expects that international revenues will continue to account for a significant portion of its total revenues in future periods*. It intends to enter additional international markets and continue expanding its existing international operations*. The Company's international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, language barriers, cultural differences, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services providers, reduced protection for intellectual property rights, potentially adverse tax consequences and tariffs and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. OSI cannot give any assurances that it will be able to penetrate international markets successfully*. In addition, OSI cannot give any assurances that it will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect its future international business and, consequently, its overall business, operating results and financial condition*.

COST OF REVENUES:

(IN THOUSANDS, EXCEPT PERCENTAGES)      FISCAL YEAR                      FISCAL YEAR                       FISCAL YEAR
                                           1997            CHANGE           1996            CHANGE           1995
                                       -------------     ----------     -------------     -----------     ------------
Cost of license revenues.............        $ 1,599         29%              $ 1,242         (27%)            $ 1,690
Percentage of revenues...............              3%                               2%                               5%
Cost of services and other
   revenues..........................        $21,699         82%              $11,943          51%             $ 7,900
Percentage of revenues...............             42%                              21%                              22%
   Total cost of revenues............        $23,298         77%              $13,185          37%             $ 9,590
Percentage of revenues...............             45%                              24%                              27%

Gross profit.........................        $28,414        (34%)             $42,733          62%             $26,421
Percentage of revenues...............             55%                              76%                              73%

Cost of License Revenues.   Cost of license revenues consists primarily of
license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. Cost of license revenues as a percentage of license revenues has remained consistent, with some absolute dollar increase due to increased production costs in fiscal 1997 compared with fiscal 1996. A reduction in fees paid to third-party software vendors contributed largely to the decrease to fiscal 1996 compared with fiscal 1995. Gross profit from license revenues was 95%, 97% and 93% in fiscal years 1997, 1996 and 1995, respectively.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of personnel costs related to providing professional services and maintenance services in connection with the licensing of OSI's products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead and estimated losses related to professional service contracts. OSI continued to build its professional service and customer support organizations in fiscal 1997. Costs increased in fiscal 1997 compared with fiscal 1996 due mainly to increased salaries and related expense from increased head count. This includes employees joining OSI as a result of its acquisition of the NetExpert-based operations of its Australian distributor, and increased costs related to third-party providers of professional services. During the fourth quarter of fiscal 1997, OSI made project management adjustments and established a $2.2 million accrual for estimated losses on contracts currently in progress. The cost of performing certain fixed-price contracts exceeded initial estimates resulting in reduced margins. Costs increased in fiscal 1996 compared with fiscal 1995 due mainly to personnel-related costs from increased head count as OSI continued to build its professional services and customer support organizations. Gross margin percentages from service and other revenues were (7%), 31% and 39% in fiscal 1997, 1996 and 1995, respectively. The deficit in this area is primarily responsible for the decrease in gross profit in fiscal 1997 compared with fiscal 1996. Gross profit increased in fiscal 1996 compared with fiscal 1995 following the increased volume of services and other revenues in relation to their cost. OSI believes that the cost of service and other revenues may increase in absolute dollars and may continue to result in losses in this segment of its business*.


OPERATING EXPENSES:

(IN THOUSANDS, EXCEPT  PERCENTAGES)        FISCAL YEAR                           FISCAL YEAR                           FISCAL YEAR
                                               1997              CHANGE              1996              CHANGE             1995
                                        ---------------      -------------     ---------------     -------------     --------------
Sales and marketing..................        $26,396               75%              $15,070              93%             $ 7,815
Percentage of revenues...............             51%                                    27%                                  22%
Research and development.............        $12,586               77%              $ 7,117              78%             $ 3,994
Percentage of revenues...............             24%                                    13%                                  11%
General and administrative...........        $20,660              208%              $ 6,699             140%             $ 2,790
Percentage of revenues...............             40%                                    12%                                   8%
   Total operating expenses..........        $59,642              106%              $28,886              98%             $14,599
   Percentage of revenues............            115%                                    52%                                  41%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with OSI's sales and customer support offices, promotional expenses and contract administration. The increase in sales and marketing expenses in fiscal 1997 compared with fiscal 1996, as well as fiscal 1996 compared with fiscal 1995, was mainly the result of expanding OSI's sales and marketing organization, expanding its indirect sales channels, particularly outside of North America, increased facility costs related to that expansion and increased expenses for trade shows, advertising and other marketing programs. The increase in sales and marketing expenses as a percentage of revenues in 1997 compared with fiscal 1996 resulted from the absolute increase in those expenses coupled with the decrease in revenues over the same period. OSI has also entered into marketing agreements with certain other companies for the marketing and distribution of its products. These agreements may result in significant commissions being paid, in addition to the ongoing costs of OSI's direct selling costs*. OSI expects that sales and marketing expenses in future periods may continue to increase in absolute dollars and may increase as a percentage of total revenues*.

Research and Development. The increase in research and development expenses in fiscal 1997 compared with fiscal 1996, as well as fiscal 1996 compared with fiscal 1995 was primarily the result of increased staffing and associated equipment, facilities and support for software engineers. Personnel head count increased approximately 48% during fiscal year 1997 and increased approximately 75% in fiscal 1996. OSI anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product lines*. OSI expects that research and development expenses in the future periods will continue to increase in absolute dollars, and may increase as a percentage of total revenues*.

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, network and information systems and general management. Also included are outside professional service fees, corporate insurance expense, provision for bad debts and in fiscal 1997, a restructuring charge. The increase in general and administrative expenses, in fiscal 1997 compared with fiscal 1996 was mainly the result of the increase in the provision for bad debts and increased costs for additional personnel. This latter category included incentive compensation, recruiting and relocation charges related to the hiring of executive management. Outside professional service fees and insurance expenses increased in fiscal 1997 from fiscal 1996 as a result of the increased complexity in the Company's business as it expands its operations. With the growth in offices and personnel, network and communications have also increased in fiscal 1997 compared with fiscal 1996. In fiscal 1997, OSI had a charge to operations of approximately $2.0 million for a management restructuring. This charge followed from the resignation of OSI's then president and chief executive officer and the termination of certain other employees. In fiscal 1997, OSI increased its provision for bad debts in the amount of $8.8 million based on customer accounts receivable balances it believed might be uncollectible. This provision included a charge in the amount of $2.5 million for one customer that filed bankruptcy late in fiscal 1997.

The increase in general and administrative expenses in fiscal 1996 compared with fiscal 1995 was mainly the result of increased staffing, facilities costs and associated expenses necessary to manage and support OSI's growth.

General and administrative expenses may increase in the future with continued growth of OSI and the hiring of additional executive personnel*. Although OSI believes its allowance for doubtful accounts adequate as of the end of fiscal 1997, it will continue to review this allowance and adjust it as needed. This may result in additional charges to general and administrative expense*.

OSI has recorded deferred compensation expense for certain stock options that it has granted since February 1994. The amortization of deferred compensation expense is allocated among sales and marketing, research and development and general and administrative expenses. Amortization resulted in a charge to operations of $415,000, $424,000 and $382,000 for fiscal 1997, 1996 and 1995, respectively. It will result in charges in the future of approximately $581,000 to be amortized through June 1999 over the vesting periods of the stock options.


OTHER INCOME, NET:

(IN THOUSANDS, EXCEPT PERCENTAGES)         FISCAL YEAR                           FISCAL YEAR                          FISCAL YEAR
                                               1997              CHANGE              1996             CHANGE             1995
                                        ---------------     -------------     ---------------     -------------    --------------
Other income, net....................         $2,537              27%              $2,003               *                $260
Percentage of revenues...............              5%                                   4%                                  1%

* Not meaningful

Other Income, Net.   The increases in other income, net were due to additional
interest income earned on OSI's cash, cash equivalents and short-term investments from the net proceeds of its initial public offering in December 1995.

PROVISION (BENEFIT) FOR INCOME TAXES:

(DOLLARS IN THOUSANDS)                      FISCAL YEAR                          FISCAL YEAR                          FISCAL YEAR
                                               1997              CHANGE              1996             CHANGE             1995
                                        ---------------      -------------    ---------------     ------------     --------------
Provision (benefit) for income
   taxes.............................       $(10,227)              *               $6,175              26%              $4,904
Percentage of revenues...............            (20%)                                 11%                                  14%

* Not meaningful

Provision (benefit) for Income Taxes. The effective tax rate was 36%, 39%, and 41% in fiscal 1997, 1996 and 1995, respectively. The effective tax rates for these periods differ from the federal statutory rate primarily due to state income taxes, partially offset by certain research and development tax credits. See Note 6 of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OSI's quarterly operating results have varied significantly in the past and will vary significantly in the future*. The fluctuation in quarterly license revenues is caused by the timing of large orders by the Company's customers, including global telecommunication providers and the new emerging communication service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when these orders will be received*. OSI expects that quarterly license revenues will continue to vary significantly depending on the timing of large orders*. The failure to obtain a large order during any given reporting period, for whatever reason, would have a material, adverse effect on OSI's business, operating results and financial condition*.

OSI's quarterly operating results also have varied and will vary significantly based on factors such as the capital spending patterns of its customers, changes in pricing policies by OSI or its competitors, increased competition, the cancellation of licenses or support agreements, changes in operating expenses, personnel changes, fluctuation in the demand for NetExpert, the number, timing and significance of new product and product enhancement announcements by OSI and its competitors, the ability of OSI to develop, introduce and market new and enhanced versions of NetExpert on a timely basis, the mix of direct and indirect sales, OSI's assessment of its allowance for bad debts, sales returns and general economic factors, among others*.

Due to these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast*.

Revenues are also difficult to forecast because OSI's sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support and management application generally involves a significant commitment of capital, with the attendant time requirements often associated with a customer's internal approval procedures. It also involves the need to test and accept new technologies that affect crucial operations. For these and other reasons, the sales cycle for OSI's products is typically lengthy and subject to a number of significant risks over which it has little or no control. See further discussion of the shift of OSI's customer base in the "Overview" section.

In addition, OSI typically receives a significant portion of its orders, and records the resulting revenue, in the last month of a quarter, and frequently in the last weeks or even days of a quarter. OSI's expense levels are based, in part, on its expectations as to future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of its expenses varies with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. OSI believes this pattern will continue*.

OSI's transactions have been primarily in US dollars through fiscal 1997. As OSI expands its operations and establishes more sales offices in foreign countries, transactions in foreign currencies may increase*. This would result in a corresponding increase in exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations*.

Based upon all of the above, OSI believes its quarterly revenues and operating results are likely to vary significantly in the future*. OSI also believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance*. Further, it is likely that in some future quarter OSI's revenue or operating results will be below the expectations of public market analysts and investors*. If that occurs, the price of OSI's Common Stock could be materially, adversely affected*.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1997, OSI had an increase in cash provided by operations. This was mainly the result of decreased levels of accounts receivable from increased collection efforts, receipts from income tax refunds, and increases in accounts payable and accrued liabilities. Cash was used in fiscal 1997 primarily for purchases of $12.2 million of property and equipment for OSI's growing operations and the approximately $6.0 million purchase of assets from its Australian distributor. OSI purchased $25.4 million of short-term investments to maximize its return on cash equivalents held. Proceeds from the sale of common stock through the OSI employee stock purchase plan contributed to the $1.8 million provided by financing activities.

As of June 30, 1997, OSI had working capital of approximately $63.2 million, including $43.2 million in cash, cash equivalents and short-term investments. In addition, OSI has a $2.5 million unsecured revolving line of credit. Under the line of credit, which expires in December 1998, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate in effect or (2) a fixed rate per year that is equal to 2% above the London Inter-Bank Offered Rate. As of June 30, 1997, nothing had been borrowed under the line of credit. The agreement for the line of credit has certain financial covenant's, and as of June 30, 1997, OSI was in compliance with those provisions.

From time to time, some of OSI's accounts receivable are beyond their payment terms. OSI maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. In fiscal 1997, OSI increased this allowance by approximately $8.8 million to reflect increased exposure on certain accounts receivable. As of June 30, 1997, accounts receivable of approximately $12.2 million had been outstanding for more than 120 days, of which approximately $10.6 million were beyond payment terms. The reasons these accounts were beyond payment terms varies, but generally relates to (1) delays in the launch of a customer's system in which OSI's products are included, (2) disputes regarding to acceptance of completed systems and (3) the failure of some customers to make scheduled contract payments. While some customers may not be complying with the terms of their contract, OSI has generally taken the position that it is in its best interests not to litigate at this time. The factors involved in these decisions mainly relate to customer goodwill, OSI's reputation in the industry and the effect on anticipated future business. Approximately $9.2 million of these past-due accounts receivable were due from 12 customers. Many of them continue to license products and purchase services from OSI. At June 30, 1997, OSI's reserves for bad debts and sales returns were $4.2 million and $2.3 million, respectively. OSI believes this is adequate to provide for potential credit losses or sales returns.

OSI currently has no material commitments for capital expenditures, although management intends to continue supporting the growth of OSI's operations*. In fiscal 1997, OSI spent $9.6 million for capital items principally computer hardware and software and communications equipment. In 1997, OSI also spent $2.6 million to purchase certain undeveloped land for future expansion of its facilities. In conjunction with the land purchase, OSI expects to subdivide the parcel and enter into sale-leaseback arrangements with a developer as buildings are constructed*. Capital expenditures are likely to continue, at significant levels in fiscal 1998 and in the future*.

OSI believes that its cash balances and its cash flow from operations are sufficient to support its working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy its working capital requirement, OSI may is need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms that are favorable to OSI or its stockholders*. If OSI raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, OSI's business may be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The response to this item is not required for the current fiscal year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section Part IV, Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning OSI's directors is incorporated by reference from the section "Election of Directors" in OSI's Proxy Statement for the Annual Meeting of Stockholders to be held November 21, 1997, and to be filed by OSI with the Securities and Exchange Commission within 120 days of the end of its fiscal year ("Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following financial statements are filed as part of this report:

                                                                                                        Page
                                                                                                        ----
           Independent Auditors' Report................................................................ 24
             Consolidated Financial Statements:
             Consolidated Balance Sheets at June 30, 1997 and 1996..................................... 25
             Consolidated Statements of Operations for the years ended June 30, 1997,
               1996, and 1995.......................................................................... 26
             Consolidated Statements of Stockholders' Equity for the years ended June
                30, 1997, 1996 and 1995................................................................ 27
             Consolidated Statements of Cash Flows for the years ended June 30,
               1997, 1996 and 1995..................................................................... 28
             Notes to Consolidated Financial Statements................................................ 29

(a)(2)    Financial Statement Schedules

          II - Valuation and Qualifying Accounts

Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(3)    Exhibits

          3.1/2     Certificate of Incorporation.
          3.2/2     Bylaws, as amended to date.
          10.1/1    Stock Option Plan and form of agreement
          10.2      1994 Stock Option Plan, as amended and form of agreement
          10.3      1995 Employee Stock Purchase Plan, as amended and form of
                    agreement
          10.4/1    1995 Director Stock Option Plan and form of agreement
          10.5/1    Form of Indemnification Agreement between the Registrant and its Officers and Directors
          10.8/1    Standard Office Lease-Gross between Registrant and PIWI
                    Investments dated February 14, 1994.
          10.10/1*  Stockholder Rights Agreement among Registrant, Tom L.
                    Johnson, Richard G. Vento and the purchasers of Preferred
                    Stock named therein dated Sept. 27, 1995.
          10.11/1   Voting Agreement among Registrant, Tom L. Johnson, Richard
                    G. Vento and the purchasers of Preferred Stock named therein dated September 27, 1995.
          10.12/1   Letter Agreement between Registrant and Joseph T. Ambrozy
                    dated as of November 24, 1995.
          10.13/2   Form of Indemnification Agreement between the Registrant and its directors and officers
          10.14     Settlement Agreement between the Registrant and Joseph T.
                    Ambrozy dated April 19, 1997.
          10.15     Business Sale Agreement between the Registrant and Open
                    Technology Pty Limited dated March 14, 1997
          10.16     Contract of Purchase and Sale for purchase of real property between Registrant and The John A. Sobrato 1979 Trust dated
                    April 7, 1997.
          11.1      Statement regarding computation of per share earnings.
          23.1      Independent Auditors' Consent
          24.1      Power of Attorney (See page 23).
          27.1      Financial Data Schedule.

_______________________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

/1 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995.

/2 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form 8-B (Reg. No. 000-26886) as declared effective by the SEC on February 4, 1997.

     (b) Reports on Form 8-K. OSI did not file any reports on Form 8-K during the quarter ended June 30, 1997.

     (c) Exhibits.  See Item 14(a)(3) above.

     (d)  Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 25, 1997          OBJECTIVE SYSTEMS INTEGRATORS, INC.



                               By:   /s/ Tom L. Johnson
                                    ------------------------------------------
                                    Tom L. Johnson, Co-Chief Executive Officer
                                    and Co-Chairman of the Board of Directors

Dated:  September 25, 1997          OBJECTIVE SYSTEMS INTEGRATORS, INC.


                               By:   /s/ Richard G. Vento
                                    --------------------------------------------
                                    Richard G. Vento, Co-Chief Executive Officer
                                    and Co-Chairman of the Board of Directors

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Tom L. Johnson, Richard G. Vento and David M. Allen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                               TITLE                               DATE
---------------------------   -------------------------------------------   ------------------
/s/ Richard G. Vento          Co-Chief Executive Officer and                September 25, 1997
---------------------------
(Richard G. Vento)            Co-Chairman of the Board of Directors

/s/ Tom L. Johnson            Co-Chief Executive Officer and                September 25, 1997
---------------------------
(Tom L. Johnson)              Co-Chairman of the Board of Directors

/s/ David M. Allen            Vice President, Finance and Administration    September 25, 1997
---------------------------   and Chief Financial Officer (Principal
(David M. Allen)              Financial and Accounting Officer)


/s/ Jonathan B. Shantz        Director                                      September 25, 1997
---------------------------
(Jonathan B. Shantz)

/s/ Dr. Kornel Terplan        Director                                      September 25, 1997
---------------------------
(Dr. Kornel Terplan)

/s/ George F. Schmitt         Director                                      September 25, 1997
---------------------------
(George F. Schmitt)

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Objective Systems Integrators, Inc.

We have audited the accompanying consolidated balance sheets of Objective Systems Integrators, Inc. and subsidiaries (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audit also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Objective Systems Integrators, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
August 5, 1997

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JUNE 30,
                                                                                    -------------------------------------
                                                                                           1997                 1996
                                                                                    ----------------     ----------------
ASSETS
Current Assets:
   Cash and cash equivalents.....................................................           $ 17,817             $ 53,988
   Short-term investments........................................................             25,424                   --
   Accounts receivable, net of allowances of $4,212 in 1997 and $987 in 1996.....             21,029               32,198
   Income tax refund receivable..................................................              2,334                7,710
   Deferred income taxes.........................................................             16,812                2,011
   Prepaid expenses and other current assets.....................................                860                  918
                                                                                    ----------------     ----------------
      Total current assets.......................................................             84,276               96,825
Property and equipment, net......................................................             17,449                9,822
Other assets, net................................................................              6,306                  431
                                                                                    ----------------     ----------------
      Total assets...............................................................           $108,031             $107,078
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................           $  7,344             $  3,462
   Accrued compensation..........................................................              4,450                2,353
   Accrued liabilities...........................................................              2,795                  291
   Deferred revenue..............................................................              6,518                5,349
                                                                                    ----------------     ----------------
      Total current liabilities..................................................             21,107               11,455

Deferred income taxes............................................................              1,481                  565

Commitments (Note 7)

Stockholders' equity:
   Preferred stock, $0.001 par value; authorized 5,000,000 shares in 1997 and
   1996; issued and outstanding, none in 1997 and 1996...........................                 --                   --
   Common stock, $0.001 par value; authorized 100,000,000 shares in 1997 and
   50,000,000 shares in 1996; shares outstanding 32,571,000 in 1997
   and 31,301,000 in 1996........................................................             81,967               73,207
Deferred stock compensation......................................................               (581)                (996)
Accumulated translation adjustment...............................................               (326)                  --
Retained earnings................................................................              4,383               22,847
                                                                                    ----------------     ----------------
      Total stockholders' equity.................................................             85,443               95,058
                                                                                    ----------------     ----------------
      Total liabilities and stockholders' equity.................................           $108,031             $107,078
                                                                                    ================     ================

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED JUNE 30,
                                                           --------------------------------------------------
                                                                 1997              1996              1995
                                                           -------------     --------------    --------------
Revenues:
   License..........................................            $ 31,376       $     38,525      $     23,119
   Service and other................................              20,336             17,393            12,892
                                                           -------------     --------------    --------------
      Total revenues................................              51,712             55,918            36,011
                                                           -------------     --------------    --------------

Cost of revenues:
   License..........................................               1,599              1,242             1,690
   Service and other................................              21,699             11,943             7,900
                                                           -------------     --------------    --------------
      Total cost of revenues........................              23,298             13,185             9,590
                                                           -------------     --------------    --------------
Gross profit........................................              28,414             42,733            26,421
                                                           -------------     --------------    --------------

Operating expenses:
   Sales and marketing..............................              26,396             15,070             7,815
   Research and development.........................              12,586              7,117             3,994
   General and administrative.......................              20,660              6,699             2,790
                                                           -------------     --------------    --------------
      Total operating expenses......................              59,642             28,886            14,599
                                                           -------------     --------------    --------------
Income (loss) from operations.......................             (31,228)            13,847            11,822

Other income, net...................................               2,537              2,003               260
                                                           -------------     --------------    --------------
Income (loss) before income taxes...................             (28,691)            15,850            12,082

Provision (benefit) for income taxes................             (10,227)             6,175             4,904
                                                           -------------     --------------    --------------
Net income (loss)...................................            $(18,464)      $      9,675      $      7,178
                                                           =============     ==============    ==============

Net income (loss) per share.........................              $(0.58)             $0.29             $0.23
                                                           =============     ==============    ==============

Shares used in per share computation................              32,080             33,447            31,410
                                                           =============     ==============    ==============

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                           ACCUMULATED
                                                                           TRANSLATION
                                                                           ADJUSTMENT
                                                                              AND
                              SERIES A                                      DEFERRED
                             CONVERTIBLE                                     STOCK            RETAINED
                           PREFERRED STOCK          COMMON STOCK          COMPENSATION        EARNINGS       TOTAL
                          ----------------          ------------          ------------        --------       -----

                          SHARES     AMOUNT      SHARES      AMOUNT
                         --------    -------    --------    ---------
BALANCE at July 1,
 1994..................       --     $   --      27,038      $ 1,263          $  (755)        $  5,994     $  6,502

Conversion of common
 stock to Series A
 preferred stock.......   27,037         37     (27,037)         (37)              --               --           --
 Deferred stock
 compensation..........       --      1,047          --           --           (1,047)              --           --
 Amortization of
 deferred stock
 compensation..........       --         --          --           --              382               --          382
Net income.............       --         --          --           --               --            7,178        7,178
                        --------  ---------  ----------  -----------    -------------       ----------    ---------
BALANCE at June 30,
 1995..................   27,037      1,084           1        1,226           (1,420)          13,172       14,062
Conversion of
 preferred stock to
 common stock at
 initial public
 offering..............  (27,037)    (1,084)     27,037        1,084               --               --           --
Common stock issued at
   initial public
   offering, net of
   offering costs
   of $6,059...........       --         --       3,450       59,491               --               --       59,491
Common stock issued
 under stock plans.....       --         --         813          672               --               --          672
Amortization of
 deferred stock
   compensation........       --         --          --           --              424               --          424
Tax benefit from
 exercise of stock
 options...............       --         --          --       10,734               --               --       10,734
Net income.............       --         --          --           --               --            9,675        9,675
                        --------  ---------  ----------  -----------    -------------        ---------    ---------
BALANCE at June 30,
 1996..................       --         --      31,301       73,207             (996)          22,847       95,058
Common stock issued
 under stock option
 plans, net............       --         --       1,270        1,986               --               --        1,986
Amortization and
 adjustment of
 deferred stock
 compensation..........       --         --          --          (45)             415               --          370
Tax benefit of
 exercise of stock
 options...............       --         --          --        6,819               --               --        6,819
Accumulated
 translation
 adjustment                 --         --          --           --             (326)                --         (326)
Net loss                    --         --          --           --               --            (18,464)     (18,464)
                       --------  ---------  ----------  -----------    -------------         ----------   ---------
BALANCE at June
30, 1997.............       --         --      32,571      $81,967          $  (907)           $ 4,383     $ 85,443
                       ========  =========  ==========  ===========    =============         ==========   =========


See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                (IN THOUSANDS)



                                                                                         YEAR ENDED JUNE 30,
                                                                        -----------------------------------------------------
                                                                           1997                 1996                 1995
                                                                        ------------         ------------         -----------
Cash flows from operating activities:
     Net income (loss)......................................            $(18,464)            $  9,675              $ 7,178
     Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................               5,020                3,092                1,523
     Deferred income taxes..................................              (8,050)                (345)                (368)
     Amortization of deferred stock compensation............                 532                  424                  382
     Interest received (earned) on loans to stockholders....                  --                  212                 (212)
     Effect of changes in:
          Accounts receivable...............................              11,159              (23,280)              (1,806)
          Income tax refund receivable......................               5,376               (7,710)                  --
          Prepaid expenses and other current assets.........                  58                 (187)                (368)
          Accounts payable..................................               3,938                1,601                  986
          Accrued liabilities...............................               4,597                1,196                  682
          Income taxes payable..............................                  --                9,862                 (315)
          Deferred revenue..................................               1,169                2,342                1,228
                                                                  --------------         ------------         ------------
Net cash provided by (used for) operating activities........               5,335               (3,118)               8,910
                                                                  --------------         ------------         ------------
Cash flows from investing activities:
     Purchases of short-term investments....................             (25,424)                  --                   --
     Purchases of property and equipment....................             (12,186)              (7,577)              (4,538)
     Purchases of other assets..............................              (5,705)                 (43)                (210)
     Loans to stockholders collected (issued)...............                  --                4,200               (4,200)
                                                                 ---------------         ------------         ------------
Net cash used for investing activities......................             (43,315)              (3,420)              (8,948)
                                                                  --------------         ------------         ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net............               1,824               60,163                   --
     Principal payments on capital leases...................                  --                   --                   (4)
     Proceeds (repayments) of line of credit, net...........                  --                 (400)                 400
                                                                  --------------         ------------         ------------
Net cash provided by financing activities...................               1,824               59,763                  396
                                                                  --------------         ------------         ------------
Effect of exchange rates on cash............................                (15)                   --                   --
                                                                 --------------          ------------         ------------
Net increase (decrease) in cash and cash equivalents........            (36,171)               53,225                  358
Cash and cash equivalents:
     Beginning of the year..................................             53,988                   763                  405
                                                                 --------------          ------------         ------------
     End of the year........................................           $ 17,817              $ 53,988              $   763
                                                                 ==============          ============         ============
Cash paid during the period for:
     Interest...............................................           $     --              $     49              $    78
     Income taxes...........................................           $     --              $  3,790              $ 5,586

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Objective Systems Integrators, Inc. ("OSI") develops, markets and supports object-oriented, client/server software solutions for network operations support and management. OSI's NetExpert family of products includes a software framework, off-the-shelf network operations support and management application components, programmerless development tools and related professional services. These products and services are designed for use in complex, critical networks to enable the rapid deployment of new and enhanced services.

Principles of Consolidation

The consolidated financial statements include the accounts of OSI and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Use of Estimates

The preparation of financial statements that conform to generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements,
(3) the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and the differences may be material to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and high-quality money market instruments with original maturities of 90 days or less. Due to the short period of time to maturity, fair values of cash equivalents approximate cost.

Short-term Investments

Short-term investments are classified as available-for-sale. Securities, at June 30, 1997, consisted of approximately $9.1 million of debt securities issued by U.S. Government agencies and approximately $16.3 million of corporate debt securities. Both carried at fair value. At June 30, 1997, gross unrealized gains and losses on available for sale investments were not significant. Amortized cost approximates fair value. Contractual maturities of short-term investments at June 30, 1997, were generally within one year.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years.

Other Assets

Other assets consist primarily of goodwill and intangible assets, and include software development costs. Costs for the research and development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established. At that time, additional costs are capitalized (until product is available for general release to customers). Amortization of software development costs is computed using the straight-line method over the estimated economic life of the products, not to exceed three years. Goodwill and intangible assets are being amortized over the estimated usefulness of the assets which range from three to seven years.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows that will be generated by the assets are less than their carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. OSI adopted SFAS No. 121 in fiscal year 1997. The adoption did not have a significant effect on its results of operations or financial position.

Revenue Recognition

Revenues consist primarily of fees for licenses of OSI's software products, maintenance and customer support and consulting contracts.

License Revenue: Software licenses are generally granted and priced on a per seat basis, although OSI may grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, OSI has no significant obligations to fulfill, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses.

Service and Other Revenue: Revenue from customer support contracts is recognized ratably over the term of the agreement, which is typically one year. Other revenue is derived primarily from professional services. This revenue is generally recognized using the percentage-of-completion method or on a time-and-materials basis. At June 30, 1997, accrued liabilities included an accrual of $2.2 million for estimated losses on service contracts in progress.

Deferred Revenue: Deferred revenue includes unearned amounts received under support contracts, amounts billed to customers but not recognized as revenue and reserves for sales returns.

Concentration of Credit Risks

OSI primarily licenses its products to customers in the telecommunications industry. It performs periodic credit evaluations of its customers and generally does not require collateral or other security to support accounts receivable. It maintains reserves for credit losses. An estimate for those losses has been provided for in the consolidated financial statements.

Net Income (Loss) Per Share

Net income (loss) per share is computed on the weighted average number of common and common equivalent shares outstanding during the period. Based on SEC Staff Accounting Bulletins and Staff Policy, the computation includes all common and common equivalent shares issued within 12 months of OSI's initial public offering as if they had been outstanding before the offering. The treasury stock method was used. Common equivalent shares are calculated using the treasury stock method and represent incremental shares that will be used if outstanding stock options are exercised.

SFAS No. 128, Earnings per Share, will be adopted by OSI in the second quarter of fiscal 1998. SFAS 128 requires computation of net income per share using two different methods, basic and diluted, and disclosure of the methods used for calculation. If SFAS No. 128 had been in effect in fiscal 1997, 1996 and 1995 basic net income (loss) per share would have been $(0.58), $0.31 and $0.26 and diluted net income (loss) per share would have been $(0.58), $0.27 and $0.23, respectively.

Stock-Based Compensation

OSI accounts for stock-based awards to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations.

Foreign Currency Translation

The functional currency of OSI's foreign operations is the local country's currency. Consequently, assets and liabilities of operations outside of the United States are translated into U.S. dollars using year-end exchange rates. Results of operations are translated using average rates. The effects of foreign currency translation adjustments are included as a component of stockholders' equity.

Income Taxes

Income taxes are recorded using a method that requires recognizing deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the amounts carried on the financial statements and the tax bases of those assets and liabilities.

New Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for a company's business segments. It also establishes standards for related disclosures about products, services, geographic areas and major customers. Adoption of SFAS No.131 will not impact OSI's consolidated financial position, results of operations or cash flows. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Reclassification

Certain prior-year balances have been reclassified to conform with current year presentation. This did not have an effect on net income (loss) or stockholders' equity.

2.   Acquisitions

In March 1997, OSI acquired certain assets of its Australian distributor for approximately $6.0 million. OSI has recorded the assets acquired as of the date of acquisition at their fair market values.

3.   Property and Equipment

Property and equipment at June 30 consists of (in thousands, estimated useful lives in parenthesis):

                                                                        1997              1996
                                                                    -----------       -----------
               Land...............................................  $     2,592       $        --
                                       (3 to 7 years)
               Computer equipment.................................       19,143            11,609
                                       (7 years)
               Furniture and fixtures.............................        2,094             1,298
                                       (5 years)
               Machinery and equipment............................        2,004             1,001
                                       (5 years)
               Trade show equipment...............................          399               399
                                       (5 years)
               Leasehold improvements.............................          573               312
                                                                    -----------       -----------
                 Total............................................       26,805            14,619

               Accumulated depreciation and amortization..........       (9,356)           (4,797)
                                                                    -----------       -----------
                    Property and equipment, net                         $17,449           $ 9,822
                                                                    ===========       ===========

4.   Other Assets

Other assets at June 30, consists of (in thousands):

                                                                         1997                 1996
                                                                    --------------       --------------

               Software Development costs.........................     $ 1,139           $1,073
               Deposits...........................................         323              106
               Goodwill and other intangibles.....................       6,055               --
                                                                    ----------       ----------
                 Total............................................       7,517            1,179

               Accumulated amortization...........................      (1,211)            (748)
                                                                    ----------        ---------
                    Other assets, net.............................     $ 6,306           $  431
                                                                    ==========        =========

5.   Line of Credit

OSI has a $2.5 million unsecured revolving line of credit. Under the line of credit, which expires in December 1998, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate in effect or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of June 30, 1997, nothing had been borrowed under the line of credit. The agreement for the line of credit has certain financial covenants and, as of June 30, 1997, OSI was in compliance with those provisions.

6.   Income Taxes

The provision (benefit) for income taxes for the years ended June 30, consists of (in thousands):

                                                                    1997                 1996                 1995
                                                               --------------       --------------       --------------
          Current:
           Federal...........................................        $ (2,334)              $5,144               $3,841
           State.............................................              --                1,172                1,195
           Foreign...........................................             157                  204                  236
                                                               --------------       --------------       --------------
            Total current....................................          (2,177)               6,520                5,272
                                                               --------------       --------------       --------------

          Deferred:
            Federal..........................................          (6,642)                (206)                (220)
            State............................................          (1,408)                (139)                (148)
                                                               --------------       --------------       --------------
            Total deferred...................................          (8,050)                (345)                (368)
                                                               --------------       --------------       --------------
          Total provision (benefit) for income taxes.........        $(10,227)              $6,175               $4,904
                                                               ==============       ==============       ==============

The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to common stock. This amount was approximately $6.8 million and $10.7 million in 1997 and 1996, respectively.

Total income tax expense for the years ended June 30, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                                    1997                  1996                  1995
                                                               --------------       ---------------       ---------------
          Income tax (benefit) expense at statutory rate.....        $(10,042)               $5,548                $4,229
          State tax (benefit) expense, net of federal benefit            (940)                  951                   725
          Tax benefit of exempt FSC income...................              --                  (184)                   --
          Research and other tax credits.....................            (482)                 (254)                 (132)
          Other..............................................           1,237                   114                    82
                                                               --------------       ---------------       ---------------
           Total provision (benefit) for income taxes........        $(10,227)               $6,175                $4,904
                                                               ==============       ===============       ===============

The components of deferred tax assets and liabilities at June 30, consist of (in thousands):

                                                                                          1997                  1996
                                                                                     --------------       ---------------
          Deferred tax assets:
               Allowances for doubtful accounts ans sales returns..........             $ 2,698                $  461
               Deferred compensation.......................................               1,169                   293
               Accrued expense.............................................                  53                   618
               Net operating loss carryforwards and tax credit carryforwards             12,892                   639
                                                                                 --------------       ---------------
                    Total deferred tax assets................................            16,812                 2,011
                                                                                 --------------       ---------------

           Deferred tax liabilities:
               Depreciation and amortization...............................                (278)                 (201)
               Capitalized software........................................                 (77)                 (138)
               Goodwill and intangible assets.............................                 (927)                   --
               Other......................................................                 (199)                 (226)
                                                                                 --------------       ---------------
                    Total deferred tax liabilities............................           (1,481)                 (565)
                                                                                 --------------       ---------------
          Deferred income taxes, net...................................                 $15,331                $1,446
                                                                                 ==============       ===============

As of June 30, 1997, OSI had net operating loss carryforwards of approximately $27.0 million and $21.0 million for federal and California purposes, respectively. It also had federal and state credit carryforwards of approximately $2.0 million which will expire at various dates between 2001 and 2012.

7.   Lease Obligations and Commitments

OSI leases its office facilities under operating lease agreements. Rent expense was approximately $1.9 million, $1.2 million and $713,000 for 1997, 1996 and 1995, respectively.

Future minimum lease payments under noncancellable operating leases are as follows (in thousands):

                               YEAR ENDING JUNE 30,
                         --------------------------------
                            1998                 $  2,127
                            1999                    1,919
                            2000                      996
                            2001                      714
                            2002                      458
                                                 --------

                            Total                $  6,214
                                                 ========

In July 1997, OSI consummated the purchase of a parcel of land which will be used to replace certain of its current facilities and to allow for further expansion. The purchase price of the parcel was $2.6 million and was recorded as of June 30, 1997. In conjunction with this land purchase, OSI expects to subdivide the parcel and enter into sale-lease back arrangements with a developer as buildings are constructed.

8.   Employee Benefit Plan

OSI has adopted a qualified 401(k) profit sharing plan ("401(k) Plan") for all eligible employees who have attained the age of 21 years and completed three months of service. OSI may contribute a discretionary matching contribution as a percentage of an employee's salary contribution. OSI currently makes a discretionary matching contribution on a payroll-by-payroll basis The amount of this contribution is 50% of the employee's salary contribution, up to a maximum of 4% of that contribution. OSI's contributions to the 401(k) Plan were approximately $557,000, $328,000 and $275,000 in fiscal 1997, 1996 and 1995, respectively. Vesting on all employer contributions is on a graduated schedule, fully vesting after the seventh year of service.

9.   Related Party Transactions

In 1997 and 1996, OSI had revenues of approximately $1.0 million and $3.2 million, respectively, from Omnipoint Communications, Inc. ("Omnipoint"). The President and Chief Executive Officer of Omnipoint is a member of the Board of Directors of OSI. Accounts receivable from Omnipoint were approximately $36,000 and $3.2 million as of June 30, 1997 and 1996, respectively. Additionally, in 1997 OSI had revenues of approximately $3.0 million from Cisco Systems, Inc. ("Cisco"). Cisco currently owns 1,315,789 shares of OSI common stock and a Vice President of Cisco is a member of OSI's Board of Directors. Accounts receivable from Cisco as of June 30, 1997 are insignificant.

10.  Segment and Geographic Information and Significant Customers

OSI conducts its business in one business segment. In 1997 and 1996, no customer accounted for more that 10% of total revenues. In 1995, two customers accounted for 16% and 11% of total revenues, respectively.

Export sales information as a percentage of total revenues is as follows ("Other" consists of export sales to Latin America and Canada):

                                           YEAR ENDED JUNE 30,
                           ----------------------------------------------------
                               1997                1996                1995
                           ------------        ------------        ------------

     Europe                           7%                  5%                  6%
     Asia and Pacific Rim            17                  23                  12
     Other                            4                   3                   6
                           ============        ============        ============

     Total                           28%                 31%                 24%
                           ============        ============        ============

11.  Stockholders' Equity

Reincorporation

OSI's shareholders approved a proposal to change the Company's state of incorporation to Delaware from California ("Reincorporation") through a merger of Objective Systems Integrators, Inc., a California corporation ("OSI California"), with OSI's wholly-owned subsidiary, Objective Systems Integrators, Inc., a Delaware corporation ("OSI Delaware"). Among other things in connection with the Reincorporation, the authorized shares of OSI's common were increased from 50,000,000 shares to 100,000,000 shares and a par value was established of $0.001 per share. In January 1997, OSI completed the Reincorporation. As of the effective date of the merger, OSI California ceased to exist. The Reincorporation resulted only in change in the legal domicile of OSI. It did not result in any change of name, business, management, employees, fiscal year, assets or liabilities, Nasdaq National Market Trading symbol (OSII) or the location of any of OSI's facilities.

Common Stock

In November 1995, OSI completed the initial public offering of its common stock. It sold 3,450,000 shares of common stock for net proceeds of approximately $59.5 million.

Preferred Stock

On the closing of OSI's initial public offering, all issued and outstanding shares of Series A convertible preferred stock were converted into 27,037,000 shares of common stock.

Stock Option Plans

OSI's 1994 Non-Qualified Stock Option Plan ("Non-Qualified Plan") provides for grants of nonqualified stock options to officers, key employees, consultants and directors of OSI. The option price cannot be less than the fair value of the stock at the date of grant. Options granted under the Non-Qualified Plan generally become exercisable after one year in 20% annual increments and expire ten years from the date of grant. OSI has reserved 4,070,000 shares of common stock for issuance under the Non-Qualified Plan. No shares are available for future grant under this plan.

In November 1994, OSI adopted the 1994 Stock Option Plan ("1994 Plan") and reserved 3,624,500 shares of common stock, as amended, for issuance to employees and consultants. Options granted under the 1994 Plan generally vest ratably over four years and expire ten years from the date of grant.

In August 1995, OSI adopted the 1995 Director Stock Option Plan ("Director Plan") and reserved 550,000 shares of common stock for issuance under it. Non-employee directors are granted options to purchase common stock under the Director Plan at the fair market value on the date of grant. Initial options vest ratably over four years and expire ten years from the date of grant. Subsequent options vest ratably over one year and expire ten years from the date of grant.

At the close of fiscal 1997, 1,494,000 shares were available for future issuance under the stock option plans. Option activity under all plans was as follows (in thousands, except prices):

                                                                                OPTIONS                 WEIGHTED
                                                                              OUTSTANDING            AVERAGE PRICE
                                                                      -------------------------------------------------
Balance at July 1, 1994                                                            3,658                   $ 0.08
  Granted                                                                          1,536                   $ 2.10
  Canceled                                                                          (619)                  $ 2.11
                                                                       -------------------------------------------------
Balance at June 30, 1995                                                           4,575                   $ 0.48
  Granted                                                                          1,196                   $19.70
  Exercised                                                                         (776)                  $ 0.09
  Canceled                                                                           (52)                  $ 4.51
                                                                       -------------------------------------------------
Balance at June 30, 1996                                                           4,943                   $ 5.14
  Granted                                                                          3,529                   $ 9.76
  Exercised                                                                         (977)                  $20.84
  Canceled                                                                        (1,873)                  $18.98
                                                                       -------------------------------------------------
Balance at June 30, 1997                                                           5,622                   $ 4.29
                                                                       =================================================

In April 1997, OSI repriced outstanding options to purchase approximately 1,430,000 shares of common stock having exercise prices ranging from $10.18 to $43.25 per share. The new exercise price is $6.00 per share. The closing price of the common stock on the date of the repricing was $4.38. The repriced options are included as canceled and re-granted options in the table above.

A summary of outstanding and exercisable stock options as of June 30, 1997 is as follows (in thousands, except per share amounts):

                                       OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                  ------------------------------------------------------------      --------------------------------------
                                              WEIGHTED
                                               AVERAGE             WEIGHTED                                    WEIGHTED
  RANGE OF                                    REMAINING             AVERAGE                                     AVERAGE
  EXERCISE               NUMBER              CONTRACTUAL           EXERCISE               NUMBER               EXERCISE
   PRICES             OUTSTANDING               LIFE                 PRICE              EXERCISABLE              PRICE
-------------     ------------------     -----------------     ---------------      -----------------      ---------------
 $0.08-$0.18                   2,077                  6.73              $ 0.09                  1,343               $ 0.09
 $2.10-$4.37                   1,542                  9.13              $ 3.77                    275               $ 2.11
$6.00-$13.00                   1,801                  8.66              $ 7.19                    481               $ 7.81
   $25.50                        202                  9.05              $25.50                      3               $25.50
                  ------------------                                                -----------------
$0.08-$25.50                   5,622                  8.09              $ 4.29                  2,102               $ 2.15
                  ==================                                                =================

Employee Stock Purchase Plan

In August 1995, OSI adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 687,500 shares of Common Stock for issuance under it. Eligible employees can purchase common stock at a price no less than 85% of the lower of the fair market value at the beginning of each twenty-four month offering period or at the end of each six-month exercise period. The six-month periods begin in May and November. Purchases are limited to 15% of an employee's compensation. In fiscal 1997 and 1996, 37,000 and 260,000, respectively, of common stock were issued under the Purchase Plan and 390,500 shares were reserved for future issuance.

Additional Stock Plan Information

OSI continues to follow the provisions of APB No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes. It has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The weighted average "estimated grant date fair value," as defined by SFAS 123, for options granted under OSI's stock option plans in fiscal 1997 and 1996 was $5.96 and $9.96 per share, respectively. That weighted average "estimated grant date fair value," for purchase under OSI's Employee Stock Purchase Plan in fiscal 1997 and 1996 was $4.37 and $ 6.55 per share, respectively. These estimates by OSI are calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. This significantly differs from OSI's stock option awards. The

Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for OSI's stock option and purchase awards:


                                                      1997             1996
                                                 ------------     ------------
          STOCK OPTION PLANS:
          Expected dividend yields                        0%               0%
          Expected stock price volatility                80%              75%
          Risk free interest rate                       6.8%             6.7%
          Expected life following vesting (years)       1.7              1.7

          STOCK PURCHASE PLAN:
          Expected dividend yields                        0%               0%
          Expected stock price volatility                80%              75%
          Risk free interest rate                       5.4%             5.5%
          Expected life (years)                         0.5              0.5

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share:

If OSI recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards under its stock option plans and stock purchase plan, OSI's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for its 1997 and 1996 fiscal years (in thousands, except for per share amounts):

                                                    1997                1996
                                              ---------------     ---------------
     Net income (loss) as reported                $(18,464)            $9,675
     Pro forma net income (loss)                  $(26,915)            $7,883

     Net income (loss) per share as reported      $  (0.58)            $ 0.29
     Pro forma net income (loss) per share        $  (0.84)            $ 0.24

However, the impact of outstanding nonvested stock options granted before 1997 has been excluded from this pro forma calculation. As a result, the 1997 and 1996 pro forma adjustments will not reflect future period pro forma adjustments where the calculation is applied to all applicable stock options.

Deferred Stock Compensation

OSI recorded deferred compensation of $2,272,000 to reflect the difference between the grant price and the deemed fair value of certain options granted in 1995 and 1994 for its common stock. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization of this compensation expense was $415,000, $424,000 and $382,000 for the fiscal years ended 1997, 1996 and 1995, respectively.

Stock Grant

In November 1995, OSI granted 33,077 shares of common stock to its former Chief Executive Officer. These shares fully vested in 1997. Compensation expense of $356,000 and $74,000 related to the granting of shares was recorded in 1997 and 1996, respectively, based on the fair market value at the date of grant.

                                  SCHEDULE II


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at  Additions                Balance
                                     Beginning  Charged to                 at End
Classification                       of Period  Operations  Deductions   of Period
--------------                       ---------  ----------  -----------  ---------
Allowance for Doubtful Accounts

Year Ended:
June 30, 1995....................    $   245      $  360      $  (245)     $  360
                                     =======      ======      =======      ======

June 30, 1996....................    $   360      $  963      $  (336)     $  987
                                     =======      ======      =======      ======

June 30, 1997....................    $   987      $8,846      $(5,621)     $4,212
                                     =======      ======      =======      ======

Allowance for Sales Returns

Year Ended:
June 30, 1995....................    $    --      $  250      $    --      $  250
                                     =======      ======      =======      ======

June 30, 1996....................    $   250      $   --      $  (150)     $  100
                                     =======      ======      =======      ======

June 30, 1997....................    $   100      $5,371      $(3,171)     $2,300
                                     =======      ======      =======      ======

                                 Exhibit Index

          3.1/2     Certificate of Incorporation.
          3.2/2     Bylaws, as amended to date.
          10.1/1    Stock Option Plan and form of agreement
          10.2      1994 Stock Option Plan, as amended and form of agreement
          10.3      1995 Employee Stock Purchase Plan, as amended and form of
                    agreement
          10.4/1    1995 Director Stock Option Plan and form of agreement
          10.5/1    Form of Indemnification Agreement between the Registrant and its Officers and Directors
          10.8/1    Standard Office Lease-Gross between Registrant and PIWI
                    Investments dated February 14, 1994.
          10.10/1*  Stockholder Rights Agreement among Registrant, Tom L.
                    Johnson, Richard G. Vento and the purchasers of Preferred
                    Stock named therein dated Sept. 27, 1995.
          10.11/1   Voting Agreement among Registrant, Tom L. Johnson, Richard
                    G. Vento and the purchasers of Preferred Stock named therein dated September 27, 1995.
          10.12/1   Letter Agreement between Registrant and Joseph T. Ambrozy
                    dated as of November 24, 1995.

          10.13/2 Form of Indemnification Agreement between the Registrant and its directors and officers
          10.14 Settlement Agreement between the Registrant and Joseph T. Ambrozy dated April 19, 1997.
          10.15 Business Sale Agreement between the Registrant and Open Technology Pty Limited dated March 14, 1997
          10.16 Contract of Purchase and Sale for purchase of real property between Registrant and The John A. Sobrato 1979 Trust dated April 7, 1997.
          11.1      Statement regarding computation of per share earnings.
          23.1      Independent Auditors' Consent
          24.1      Power of Attorney (See page 23).
          27.1      Financial Data Schedule.

_______________________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

/1 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995.

/2 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form 8-B (Reg. No. 000-26886) as declared effective by the SEC on February 4, 1997.