Form 10-Q
period 1997-09-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1997-11-13
CIK 892191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.


                        Commission file number: O-26886


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                       68-0239619
(State or other jurisdiction of                 (I.R.S. Identification Number)
incorporation or organization)

                              100 Blue Ravine Road
                            Folsom, California 95630
          (Address of principal executive office, including zip code)

                                 (916) 353-2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
        Number of shares of registrant's common stock outstanding as of
                          October 31, 1997: 33,222,479

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements......................   3

         Condensed Consolidated Balance Sheets at September 30, 1997
         and June 30, 1997................................................   3

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 1997 and 1996.........................   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 1997 and 1996.........................   5

         Notes to Condensed Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  15

SIGNATURE.................................................................  16

         Exhibit 11.1.....................................................  17

         Exhibit 27.1.....................................................  18


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,       June 30,
                                                       1997              1997
                                                       ----              ----
                                                   (unaudited)            (1)
ASSETS
Current assets:
  Cash and cash equivalents........................   $ 10,377          $ 17,817
  Short-term investments...........................     27,571            25,424
  Accounts receivable (net of allowance of
   $4,327 and $4,212)..............................     12,270            21,029
  Income tax refund receivable.....................      2,334             2,334
  Deferred income taxes............................     20,723            16,812
  Prepaid expenses and other current assets........      1,495               860
                                                        ------            ------
     Total current assets..........................     74,770            84,276
Property and equipment, net........................     17,778            17,449
Other assets, net..................................      5,752             6,306
                                                        ------            ------
     Total assets..................................   $ 98,300          $108,031
                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $  5,533          $  7,344
  Accrued liabilities..............................      6,380             7,245
  Deferred revenue.................................      6,118             6,518
                                                        ------            ------
     Total current liabilities.....................     18,031            21,107

Deferred income taxes..............................      1,446             1,481

Stockholders' equity
  Common stock.....................................     82,256            81,967
  Deferred stock compensation......................       (488)             (581)
  Accumulated translation adjustment...............       (518)             (326)
  Retained earnings (deficit)......................     (2,427)            4,383
                                                        ------            ------
     Total stockholders' equity....................     78,823            85,443
                                                        ------            ------
     Total liabilities and stockholders' equity....   $ 98,300          $108,031
                                                      ========          ========



(1) Information in this column derived from the Company's audited consolidated balance sheet as of June 30, 1997.


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                       Three Months Ended
                                                         September 30,
                                                         -------------
                                                      1997            1996
                                                      ----            ----
Revenues:
  License.........................................  $ 2,802         $13,105
  Service and other...............................    4,601           4,450
                                                     ------          ------
     Total revenues...............................    7,403          17,555
                                                     ------          ------
Cost of revenues:
  License.........................................      311             361
  Service and other...............................    5,079           3,442
                                                     ------          ------
     Total cost of revenues.......................    5,390           3,803
                                                     ------          ------
Gross profit......................................    2,013          13,752
                                                     ------          ------

Operating expenses:
  Sales and marketing.............................    7,367           5,581
  Research and development........................    3,442           2,971
  General and administrative......................    1,852           2,016
                                                     ------          ------
     Total operating expenses.....................   12,661          10,568
                                                     ------          ------
Income(loss) from operations......................  (10,648)          3,184


Other income, net.................................      515             683
                                                     ------          ------
Income (loss) before income taxes.................  (10,133)          3,867


Provision (benefit) for income taxes..............   (3,323)          1,514
                                                     ------          ------
Net income (loss).................................  $(6,810)        $ 2,353
                                                    =======         =======
Net income (loss) per share.......................  $ (0.21)        $  0.07
                                                    =======         =======
Shares used in per share computation..............   32,661          34,067
                                                    =======         =======

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income (loss)..............................   $ (6,810)      $  2,353
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization................      1,595            885
    Deferred income taxes........................     (3,691)            --
    Stock compensation expense...................         93             93
    Effect of changes in:
      Accounts receivable........................      8,758         (2,086)
      Income tax refund receivable...............         --          5,080
      Prepaid expenses and other current assets..       (608)          (755)
      Accounts payable...........................     (1,811)        (1,055)
      Accrued liabilities........................       (865)         1,576
      Deferred revenue...........................       (400)        (1,214)
                                                      ------         ------
        Net cash provided by (used for)
          operating activities...................     (3,739)         4,877
                                                      ------         ------
Cash flows from investing activities:
    Purchases of short-term investments..........     (2,147)            --
    Purchases of property and equipment..........     (1,612)        (3,571)
                                                      ------         ------
        Net cash used for investing activities...     (3,759)        (3,571)
                                                      ------         ------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net....         34             43
                                                      ------         ------
Effect of exchange rate changes on cash..........         24             --
                                                      ------         ------
        Net increase (decrease) in cash and
          cash equivalents.......................     (7,440)         1,349
Cash and cash equivalents:
  Beginning of the period........................     17,817         53,988
                                                      ------         ------
  End of the period..............................   $ 10,377       $ 55,337
                                                    ========       ========
Cash paid during the period for:
  Interest.......................................   $     --       $     17

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The unaudited, condensed, consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normally recurring nature. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation. The unaudited, condensed, consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

2.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations as their inclusion would be antidilutive.

         Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, will be adopted by the Company in the second quarter of fiscal 1998. SFAS 128 requires computation of net income per share using two different methods, basic and diluted, and disclosure of the methods used for calculation. If SFAS No. 128 had been in effect for the three months ended September 30, 1997, and for the three months ended September 30, 1996, basic and diluted net income (loss) per share would not have been different than the earnings per share reported.

3.       RELATED-PARTY TRANSACTION

         For the quarter ended September 30, 1996, the Company had revenues of approximately $3.0 million from Cisco Systems Inc. ("Cisco"). As of September 30, 1997, Cisco owns 1,315,789 shares of the Company's common stock and a vice president of Cisco is a member of the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act") and have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI" or "the Company") or its industry to differ materially from those that are expressed or implied. These factors include, among other things, potential fluctuations in OSI's quarterly results, effective management of growth, expansion of professional services and customer support, management of product transitions, product and customer concentration risks, retention and attraction of key employees, dependence on emerging services, markets and technologies, product defect risks, the high degree of competition and technological change in the industry, OSI's limited operating history and uncertain future operating results, international licensing and operations risks, dependence on third-party relationships, uncertainty of proprietary technology protection, reliance on technology licensed from third parties, changes in, or failure to comply with, government regulations, general economic and business conditions and other factors referred to in the "Factors That May Affect Future Results" section and elsewhere in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software systems for network operations support and management. The Company was founded in June 1989 and began shipments of NetExpert/TM/ in August 1990. As of September 30, 1997, it had directly or indirectly licensed its products to more than 180 customers around the world.

Revenue from licenses, service and support of OSI's NetExpert product line has accounted for substantially all of the Company's revenues since inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. OSI believes that revenues from the licenses, services and support of the NetExpert product line will continue to account for substantially all of its total revenues for the foreseeable future.* A significant portion of revenues has been, and the Company believes will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and the Company believes will continue to cause, material fluctuations in its operating results, particularly on a quarterly basis.* For this reason and others, some of which are discussed in "Factors That May Affect Future Results," OSI believes that its quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of its revenues and results of operations are not necessarily meaningful and that quarterly revenues should not be relied upon as indications of future performance.*

In the second half of fiscal 1996 and continuing through the quarter ended September 30, 1997, OSI experienced a shift in its customer base and in its product and services offerings. The shift in customer base was toward a growing percentage of sales to new emerging communications service providers. These new service providers, often referred to as competitive local exchange carriers (CLECs), competitive access providers (CAPs) and wireless PCS companies have come into existence following deregulation in the telecommunications market. OSI has found that its products and services offerings to these new customer segments has also changed. In particular, these customers are frequently procuring a full suite of network operational support systems using NetExpert and NetExpert-based application components.
OSI has also found that many of these customers do not have adequate in-house staff to rapidly deploy a full suite of NetExpert-based solutions. As a result, these customers tend to rely increasingly on OSI for help in deployment, and consequently OSI has experienced an increase in the proportion of professional services business. Additionally, since these more comprehensive solutions tend to require more time to deploy (and payment schedules are generally linked to deployment milestones), OSI has experienced extended customer deployment periods and resulting delays in customer payments. During fiscal 1997 and through the first quarter of fiscal 1998, realization of this shift resulted in a changed approach to selling and deploying products and services to these customer segments. OSI expects that one effect of these changes will be an increase in time between when a customer contract is executed and when it is recognized as revenue.* The Company expects that these trends will continue.*

OSI distributes and sells NetExpert to end users in North America primarily through a direct sales organization. Outside of North America, it sells its products and services through systems integrators, local distributors and to a lesser extent, through an in-region direct sales force. OSI intends to enter into additional international markets and to continue to grow its operations outside of North America by expanding its direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships.* In fiscal 1997, OSI acquired certain NetExpert-based assets from its distributor in Australia. This acquisition resulted in the establishment of a regional sales and support headquarters for the Company's Asia-Pacific operations. OSI also opened a sales and support office in France to support its operations in Europe, Africa and the Middle East.

For the first quarter of fiscal 1998 ended September 30, 1997, OSI had a net loss of $6.8 million compared to net income of $2.4 million for the same period in fiscal 1997. The loss results from the combined effects of the revenue conditions and cost and expense conditions described in the following "Results of Operations" section. To address this loss and the net loss of $18.5 million for fiscal year 1997, management has put into place a strategy that it believes will return OSI to profitability and growth.* In the fourth quarter of fiscal 1997, OSI began a program to (1) increase its focus on the requirements of the emerging carrier and wireless service provider markets,
(2) narrow its product development and professional services efforts to achieve more reusable application components, (3) build stronger sales and professional services organizations, and (4) forge new strategic alliances while strengthening its existing relationships. Refer to discussions above and Results of Operations below for additional explanation. OSI cannot give any assurances that its new strategy will be successful or about how it will affect operating results and financial condition.

RESULTS OF OPERATIONS

REVENUES:

(in thousands, except percentages)            Three Months Ended
                                              ------------------
                                 September 30,                    September 30,
                                     1997           Change           1996
                                     ----           ------           ----
     License.....................  $ 2,802          (79%)          $ 13,105
     Percentage of revenues......       38%                              75%
     Service and other...........  $ 4,601            3%           $  4,450
     Percentage of revenues......       62%                              25%
     Total revenues..............  $ 7,403          (58%)          $ 17,555

OSI's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance, customer support and training. The decrease in total revenues for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 can be attributed primarily to large orders not closing within the period and a shift in OSI's focus toward new emerging service providers, who generally have longer sales cycles and increased credit risks. See additional discussion in the "Overview" section above. The list prices for OSI's products and services did not change significantly during the comparison periods.

License Revenues. Software licenses are generally granted and priced on a
----------------
per-seat basis, although OSI may grant site, networkwide or enterprisewide licenses for larger installations. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, no significant obligations are required to be fulfilled, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. Revenues and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses.

The decrease in license revenues in absolute dollars and as a percentage of total revenues for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 is due mainly to the timing of fulfillment of customer orders and a shift in sales to the new emerging services providers. Generally, these customers have slower network deployment cycles and a limited number of qualified staff for implementing complicated network management systems. This requires the customer to obtain additional services from third parties, including the Company. In addition, OSI has experienced an increase in the number of orders for its prebuilt application rule-sets, which generally require a higher level of installation services than the NetExpert framework.

Although service and other revenues represented the majority of total revenues for the quarter ended September 30, 1997, OSI anticipates that license revenues will represent a majority of its total revenues in the foreseeable future.* However, it also believes that historic growth rates of its license revenues should not be relied upon as an indication of growth rates for future periods.* In addition, it believes that competition in its markets is likely to increase, which could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on its business, operating results and financial condition.*

Services and Other Revenues. Revenues for training, consulting and professional
---------------------------
services are recognized as the services are performed and acceptance criteria have been met. OSI offers support contracts to its customers which entitle them to unlimited telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are nonrefundable.

The growth in service and other revenues in absolute dollars for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 can be attributed to higher demand for OSI's professional services, including requirements analysis, project management system design, customization and installation in connection with the increased number of NetExpert licenses. To a lesser extent it can also be attributed to an incremental increase in maintenance, customer support and training revenues resulting from the larger installed customer base. The increase in service and other revenues as a percentage of total revenues for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 can be attributed to the factors described above in the "Overview" section regarding the shift in the Company's customer base and the products and services those customers are demanding.

OSI anticipates that service and other revenues will continue to represent a significant portion of total revenues in future periods, primarily as a result of continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts and incremental support revenues attributable to a growing installed base of NetExpert.* The Company also believes that prior growth rates for its service and other revenues may not be sustainable and should not be relied on as an indication of growth rates in the future.*

International Revenues. Revenues from outside the United States represented
----------------------
30% and 37% of total revenues for the three months ended September 30, 1997 and 1996, respectively. Decreased international revenues as a percentage of total revenues and in absolute dollars is due primarily to the timing of order fulfillment for international customers. The Company's international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, language barriers, cultural differences, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services providers, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers.

Cost of Revenues:

(in thousands, except percentages)                Three Months Ended
                                                  ------------------
                                        September 30,            September 30,
                                           1997         Change       1996
                                           ----         ------       ----
Cost of license revenues............... $   311         (14%)      $   361
Percentage of revenues.................      4%                         2%
Cost of service and other revenues..... $ 5,079          48%       $ 3,442
Percentage of revenues.................     69%                        20%
Total cost of revenues................. $ 5,390          42%       $ 3,803
Percentage of revenues.................     73%                        22%
Gross profits.......................... $ 2,013         (85%)      $13,752
Percentage of revenues.................     27%                        78%

Cost of License Revenues. Cost of license revenues consists primarily of license
------------------------
fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. Cost of license revenues remained relatively consistent in absolute dollars, despite the decrease in license revenues, due to the consistent level of fixed production costs for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. These costs coupled with decreased revenues led to a decrease in gross profit from license revenues from 97% to 89% for the three months ended September 30, 1997 compared with the three months ended September 30, 1996.

Cost of Service and Other Revenues. Cost of service and other revenues consists
----------------------------------
primarily of personnel costs related to providing professional services and maintenance services in connection with the licensing of OSI's products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, and overhead. OSI continued to build its professional service and customer support organizations for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. Costs of this type increased for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 due mainly to increased salaries and related expenses from increased head count. This includes employees joining OSI as a result of the acquisition of its Australian distributor, and increased costs related to third-party providers of professional services. Gross margin percentages from service and other revenues were (10%) and 23% for the three months ended September 30, 1997 and 1996, respectively. The deficit margin for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 is due primarily to the continued build-up of professional service personnel and related costs, including recruiting and training, in order to provide for current and future professional service obligations. See comments in the "Overview" section for further discussion on services and other revenues. OSI believes that the cost of service and other revenues may increase in absolute dollars and may continue to result in deficit margins in this segment of its business.*

OPERATING EXPENSES:

(in thousands, except percentages)                Three Months Ended
                                                  ------------------
                                    September 30,                 September 30,
                                       1997           Change         1996
                                       ----           ------         ----
Sales and marketing................  $ 7,367            32%         $ 5,581
Percentage of revenues.............     100%                            32%
Research and development...........  $ 3,442            16%         $ 2,971
Percentage of revenues.............      46%                            17%
General and administrative.........  $ 1,852            (8%)        $ 2,016
Percentage of revenues.............      25%                            11%
Total operating expenses...........  $12,661            20%         $10,568
Percentage of revenues.............     171%                            60%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries,
-------------------
commissions and bonuses for sales and marketing personnel, facilities costs associated with OSI's sales and customer support offices, and promotional expenses. The increase in sales and marketing expenses for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 was mainly the result of expanding OSI's sales and marketing organization, expanding its indirect sales channels, particularly outside of North America, increased facility costs related to that expansion and increased expenses for trade shows, advertising and other marketing programs. Increased expenses in these areas is a reflection of the Company's efforts with regard to the third and fourth elements of its strategy described in the "Overview" section. The increase in sales and marketing expenses as a percentage of revenues for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 resulted from the absolute increase in those expenses coupled with the decrease in revenues over the same period. OSI expects that sales and marketing expenses in future periods may continue to increase in absolute dollars.*

Research and Development. The increase in research and development expenses for
------------------------
the three months ended September 30, 1997 compared with the three months ended September 30, 1996 was primarily the result of increased staffing and associated equipment, facilities and support for software engineers. OSI anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product lines.* OSI expects that research and development expenses in the future periods will continue to increase in absolute dollars.*

General and Administrative. General and administrative expenses consist mainly
--------------------------
of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for bad debts. The decrease in general and administrative expenses for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 was due mainly to compensation and relocation expenses related to newly-hired executive personnel incurred during the three-month period ended September 30, 1996, and to decreases in bad debt expense. See the discussion regarding allowance for doubtful accounts in the "Liquidity and Capital Resources" section.

General and administrative expenses may increase in the future with continued growth of OSI and the hiring of additional executive personnel.* Although OSI believes its allowance for doubtful accounts is adequate as of September 30, 1997, it will continue to review this allowance and adjust it as needed. This may result in additional charges to general and administrative expense.*

OTHER INCOME, NET:

(in thousands, except percentages)               Three Months Ended
                                                 ------------------
                                   September 30,                   September 30,
                                      1997             Change         1996
                                      ----             ------         ----
Other income, net...............  $   515              (25%)      $   683
Percentage of revenues..........       7%                              4%


Other Income, Net. The decrease in other income, net was due to reductions in
-----------------
interest income earned on decreased levels of cash, cash equivalents and short-term investments for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This decrease was caused primarily by the use of funds for operations and capital expenditures over the twelve-month period ended September 30, 1997.

PROVISION (BENEFIT) FOR INCOME TAXES:

(in thousands, except percentages)                Three Months Ended
                                                  ------------------
                                     September 30,                 September 30,
                                        1997            Change       1996
                                        ----            ------       ----

Provision (benefit) for income taxes.. $(3,323)           **        $ 1,514
Percentage of revenues................    (45%)                          9%

**Not meaningful

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes
------------------------------------
includes federal, state and foreign income taxes. The effective tax rate for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 was 33% and 39%, respectively. The effective tax rates for these periods differ from the federal statutory rate due primarily to state income taxes and losses in certain state and foreign jurisdictions for which no tax benefit is recorded, partially offset by certain research and development tax credits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OSI's quarterly operating results have varied significantly in the past and the Company believes will vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of the fulfillment of large orders by the Company's customers, including global telecommunications providers and the new emerging communications service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when these orders will be received.* OSI expects that quarterly license revenues will continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, may have a material, adverse effect on OSI's business, operating results and financial condition.*

OSI's quarterly operating results also have varied and the Company believes will vary significantly based on factors such as the capital spending patterns of customers, changes in pricing policies by OSI or its competitors, increased competition, cancellation of licenses or support agreements, changes in operating expenses, personnel changes, fluctuation in the demand for NetExpert, the number, timing and significance of new product and product enhancement announcements by OSI and its competitors, the ability of OSI to develop, introduce and market new and enhanced versions of NetExpert on a timely basis, the mix of direct and indirect sales, OSI's assessment of its allowance for bad debts or sales returns, and general economic factors, among others.* Due to these factors, quarterly revenue and operating results have been and likely will continue to be difficult to forecast.*

Revenues are also difficult to forecast because OSI's sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support and management application generally involves a significant commitment of capital, with the attendant time requirements often associated with a customer's internal approval procedures. It also involves the need to test and accept new technologies that affect crucial operations. For these and other reasons, the sales cycle for OSI's products is typically lengthy and subject to a number of significant risks over which it has little or no control. See further discussion of the shift of OSI's customer base in the "Overview" section.

In addition, OSI typically receives a significant portion of its orders, and records the resulting revenue, in the last month of a quarter, and frequently in the last weeks or even days of a quarter. OSI's expense levels are based, in part, on its expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of its expenses vary with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. OSI believes this pattern will continue.*

OSI's transactions have been primarily in U.S. dollars through September 30, 1997. As OSI expands its operations and establishes more sales offices in foreign countries, transactions in foreign currencies may increase.* This would result in a corresponding increase in exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations.*

Based upon all of the above, OSI believes its quarterly revenues and operating results are likely to vary significantly in the future.* OSI also believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance.* Further, it is likely that in some future quarter OSI's revenues or operating results will be below the expectations of public market analysts and investors.* If that occurs, the price of OSI's Common Stock could be materially, adversely affected.*

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1997, OSI experienced net cash used by operations of $3.7 million compared with net cash provided by operations of $4.9 million for the three-month period ended September 30, 1996. This was mainly the result of the net loss and increases in deferred income taxes and accounts payable partially offset by decreased levels of accounts receivable from increased collection efforts. Cash was used in the three months ended September 30, 1997 primarily for purchases of short-term investments and purchases of property and equipment for OSI's growing operations. The Company currently expects to make capital expenditures of $9.0 million to $12.0 million in the next twelve months, primarily for the purchase of computer equipment and related software, furniture and fixtures, and leasehold improvements.*

As of September 30, 1997, OSI had working capital of approximately $56.7 million, including $37.9 million in cash, cash equivalents and short-term investments. In addition, OSI has a $2.5 million unsecured revolving line of credit. Under the line of credit, which expires in December 1998, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate in effect or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of September 30, 1997, no amount had been borrowed under the line of credit. The agreement for the line of credit has certain financial covenants and, as of September 30, 1997, OSI was in compliance with those provisions.

From time to time, some of OSI's accounts receivable are beyond their payment terms. OSI maintains an allowance for doubtful accounts that it believes is adequate to cover potential credit losses. In fiscal 1997, OSI increased this allowance by approximately $8.8 million to reflect increased exposure on certain accounts receivable. The Company increased its allowance for doubtful accounts in the quarter ended September 30, 1997 by $200,000. As of September 30, 1997, accounts receivable of approximately $7.0 million had been outstanding for more than 120 days, of which approximately $5.1 million were beyond payment terms. The reasons these accounts were beyond payment terms vary but generally relate to (1) delays in the launch of a customer's system in which OSI's products are included, (2) disputes regarding to acceptance of completed systems, and (3) the failure of some customers to make scheduled contract payments. While some customers may not be complying with the terms of their contracts, OSI has generally taken the position that it is in its best interests not to litigate. The factors involved in these decisions relate mainly to customer goodwill, OSI's reputation in the industry and the effect on anticipated future business. Approximately $4.4 million of these past-due accounts receivable was due from 10 customers. Many of these customers continue to license products and purchase services from OSI. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses. On September 30, 1997, OSI's reserves for bad debt and sales returns were $4.3 million and $1.1 million, respectively. OSI believes this is adequate to provide for potential credit losses or sales returns.

OSI believes that its cash balances and cash flow from operations are sufficient to support working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy its working capital requirements, OSI may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to OSI or its stockholders.* If OSI raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, OSI's business may be adversely affected.

PART II.  OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               11.1   Statement regarding computation of per share earnings
               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

         The Company filed a Report on Form 8-K on July 21, 1997 related to the release of preliminary results for the year ending June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated: November 13, 1997              By:/s/ David M. Allen
                                         ------------------------
                                         David M. Allen, Chief Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)