Form 10-Q
period 1997-12-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1998-02-13
CIK 892191

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: O-26886

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              68-0239619
                                           (I.R.S. IDENTIFICATION NUMBER)
    (STATE OR OTHER JURISDICTION
  OF INCORPORATION OR ORGANIZATION)

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

  Number of shares of registrant's common stock outstanding as of January 31,
                               1998: 34,250,690

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements....................     3
          Condensed Consolidated Balance Sheets at December 31, 1997 and
             June 30, 1997...............................................     3
          Condensed Consolidated Statements of Operations for the three
             months and six months ended December 31, 1997 and 1996......     4
          Condensed Consolidated Statements of Cash Flows for the six
             months ended December 31, 1997 and 1996.....................     5
          Notes to Condensed Consolidated Financial Statements...........     6
          Management's Discussion and Analysis of Financial Condition and
 Item 2.     Results of Operations.......................................     7
 PART II. OTHER INFORMATION
 Item 4.  Submission of Matters to a Vote of Security Holders............    15
 Item 6.  Exhibits and Reports on Form 8-K...............................    16
 SIGNATURE................................................................   17
          Exhibit 27.1...................................................    18

PART I.FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31, JUNE 30,
                                                             1997     1997(1)
                                                         ------------ --------
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 16,189   $ 17,817
  Short-term investments................................     16,900     25,424
  Accounts receivable (net of allowance of $1,544 and
   $4,212)..............................................     16,372     21,029
  Income tax refund receivable..........................      2,334      2,334
  Deferred income taxes.................................     22,471     16,812
  Prepaid expenses and other current assets.............      1,186        860
                                                           --------   --------
    Total current assets................................     75,452     84,276
Property and equipment, net.............................     17,713     17,449
Other assets, net.......................................      4,059      6,306
                                                           --------   --------
    Total assets........................................   $ 97,224   $108,031
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $  5,990   $  7,344
  Accrued liabilities...................................      6,722      7,245
  Deferred revenue......................................      6,584      6,518
                                                           --------   --------
    Total current liabilities...........................     19,296     21,107
Deferred income taxes...................................        930      1,481
Stockholders' equity:
  Common stock..........................................     84,710     81,967
  Deferred stock compensation...........................       (396)      (581)
  Accumulated translation adjustment....................       (868)      (326)
  Retained earnings (deficit)...........................     (6,448)     4,383
                                                           --------   --------
    Total stockholders' equity..........................     76,998     85,443
                                                           --------   --------
    Total liabilities and stockholders' equity..........   $ 97,224   $108,031
                                                           ========   ========

--------
(1) Information in this column is derived from OSI's audited consolidated balance sheet as of June 30, 1997.

           See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                       -------------------- --------------------
                                         1997       1996      1997       1996
                                       ---------  --------- ---------  ---------
Revenues:
  License............................  $   9,182  $  13,902 $  11,984  $  27,007
  Service and other..................      6,292      6,121    10,893     10,571
                                       ---------  --------- ---------  ---------
    Total revenues...................     15,474     20,023    22,877     37,578
                                       ---------  --------- ---------  ---------
Cost of revenues:
  License............................        576        445       887        805
  Service and other..................      6,555      4,969    11,634      8,410
                                       ---------  --------- ---------  ---------
    Total cost of revenues...........      7,131      5,414    12,521      9,215
                                       ---------  --------- ---------  ---------
Gross profit.........................      8,343     14,609    10,356     28,363
                                       ---------  --------- ---------  ---------
Operating expenses:
  Sales and marketing................      9,206      7,091    16,573     12,674
  Research and development...........      3,623      3,726     7,065      6,697
  General and administrative.........      2,050      3,626     3,902      5,642
                                       ---------  --------- ---------  ---------
    Total operating expenses.........     14,879     14,443    27,540     25,013
                                       ---------  --------- ---------  ---------
Income (loss) from operations........     (6,536)       166   (17,184)     3,350
Other income, net....................        337        659       852      1,342
                                       ---------  --------- ---------  ---------
Income (loss) before income taxes....     (6,199)       825   (16,332)     4,692
Provision (benefit) for income taxes.     (2,178)       291    (5,501)     1,805
                                       ---------  --------- ---------  ---------
Net income (loss)....................  $  (4,021) $     534 $ (10,831) $   2,887
                                       =========  ========= =========  =========
Average shares outstanding...........     33,402     32,060    33,032     31,770
                                       =========  ========= =========  =========
Basic net income (loss) per share....  $   (0.12) $    0.02 $   (0.33) $    0.09
                                       =========  ========= =========  =========
Average diluted shares outstanding...     33,402     34,216    33,032     34,142
                                       =========  ========= =========  =========
Diluted net income (loss) per share..  $   (0.12) $    0.02 $   (0.33) $    0.08
                                       =========  ========= =========  =========

           See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
   Cash flows from operating activities:
    Net income (loss).......................................  $(10,831) $ 2,887
    Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................     4,261    1,971
     Deferred income taxes..................................    (6,061)      --
     Stock compensation expense.............................       185      230
     Effect of changes in:
      Accounts receivable...................................     4,656   (2,777)
      Income tax refund receivable..........................        --    7,187
      Prepaid expenses and other current assets.............      (383)  (2,087)
      Accounts payable......................................    (1,355)     923
      Accrued liabilities...................................      (515)   1,828
      Deferred revenue......................................        66   (1,692)
                                                              --------  -------
       Net cash provided by (used for) operating activities.    (9,977)   8,470
                                                              --------  -------
   Cash flows from investing activities:
    Sales of short-term investments.........................     8,524       --
    Purchases of property and equipment.....................    (2,936)  (6,479)
                                                              --------  -------
       Net cash provided by (used for) investing activities.     5,588   (6,479)
                                                              --------  -------
   Cash flows from financing activities:
    Proceeds from issuance of common stock, net.............     2,586      125
                                                              --------  -------
   Effect of exchange rate changes on cash..................       175       --
                                                              --------  -------
       Net increase (decrease) in cash and cash equivalents.    (1,628)   2,116
   Cash and cash equivalents:
    Beginning of the period.................................    17,817   53,988
                                                              --------  -------
    End of the period.......................................  $ 16,189  $56,104
                                                              ========  =======

           See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

These unaudited, condensed, consolidated financial statements have been prepared by Objective Systems Integrators, Inc. ("OSI") under the rules and regulations of the Securities and Exchange Commission. In accordance with those rules and regulations, some of the information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.

The information in this report reflects all adjustments which we believe are necessary to fairly state OSI's financial position, the results of its operations and cash flows for the periods presented. These adjustments consist of items that are of a normally recurring nature. In addition, certain reclassifications have been made to last year's consolidated financial statements to conform with this year's presentation.

These financial statements should be read in conjunction with the audited financial statements and their notes contained in OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.

2. NET INCOME (LOSS) PER SHARE

During this quarter, we adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires that we compute net income per share using two different calculations, basic and diluted, and disclose the methods used for calculation. We have restated the amounts of all prior-period earnings per share to conform with SFAS 128.

Under SFAS 128, basic net income (loss) per share is computed using the weighted average of common shares outstanding while diluted net income per share is computed using weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued following the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations as their inclusion would be antidilutive. Common equivalent shares for the three and six months ended December 31, 1996 are 2,156,000 and 2,372,000, respectively.

3. MAJOR CUSTOMER

For the three months and six months ended December 31, 1997, we received more than ten percent of our revenues from one of our existing customers, a global telecommunications company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown. Our actual results may differ materially from those that are expressed or implied. Some of these assumptions and risks involve, among other things, the effects of fluctuations in OSI's quarterly results, our ability to effectively manage growth, our ability to effectively expand professional services and customer support, our ability to manage product transitions, the effects of product and customer concentrations, our ability to retain and attract key employees, growth rates in emerging markets and their ability to absorb new technologies, management of product defects, the degree of competition and technological change in our markets, the effects of the current turmoil in international markets, our reliance on third-party relationships and their continued viability, the uncertainty of proprietary technology protection, changes in, or failure to comply with, government regulations, and general economic and business conditions. See also the other factors referred to in the "Factors That May Affect Future Results" section and elsewhere in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software systems for network operations support and management. It was founded in June 1989 and began shipments of its NetExpert/R/ product in August 1990. As of December 31, 1997, we had directly or indirectly licensed our products to more than 190 customers around the world.

A typical NetExpert sale generally includes a combination of license fees, fees for professional services, and fees for customer support and training. Revenue from licensing, servicing and supporting the NetExpert product line has accounted for substantially all of our revenues since we were founded. In addition, a significant portion of our revenues have been derived from substantial orders placed by large organizations. We believe that neither of these factors will change in the near term.*

The timing of large orders and their fulfillment has caused material fluctuations in OSI's operating results, particularly on a quarterly basis. We do not believe that this situation is likely to change.* For this reason and others, some of which are discussed in "Factors That May Affect Future Results," you should expect that our quarterly revenues and operating results will vary significantly in the future, that period-to-period comparisons of our revenues and results of operations are not necessarily meaningful and that quarterly revenues should not be relied upon as indications of future performance.*

In the latter part of fiscal 1996 and continuing through the six months ended December 31, 1997, there was a shift in our customer base and in its product and services offerings. We made a growing percentage of our sales to new, emerging communications service providers. These service providers, often referred to as competitive local exchange carriers (CLECs), competitive access providers (CAPs), and wireless personal communications service (PCS) companies, were formed as a direct result of deregulation in the telecommunications marketplace. Rather than buying point solutions, they frequently procure a full suite of network operational support systems using NetExpert and NetExpert-based application components. In addition, many of them do not have adequate in-house staff to rapidly deploy a full suite of NetExpert-based solutions. Therefore, they tend to rely increasingly on us for help in the deployment of their operational support systems. The effects of this shift have been an increase in the length of the sales cycle, an increase in the relative percentage of our business involving professional services, an increase in the time required for a successful implementation, and an increase in customer credit risks.

During fiscal 1997 and in fiscal 1998, we recognized this shift and changed our approach to selling and deploying our products and services. One effect of this change will be a relative increase in the time between when a customer contract is executed and when we recognize revenue from that contract.* Moreover, we expect that these effects will continue for the foreseeable future.*

We distribute and sell our NetExpert products in North America primarily through a direct sales organization. Outside of North America, we typically sell our products and services through systems integrators, local distributors, and to a lesser extent, through an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our operations outside of North America by expanding our direct sales force, opening additional in-region customer support and sales offices, adding distributors, and pursuing additional strategic relationships.* In fiscal 1997, we acquired certain assets from our distributor in Australia. This acquisition resulted in the establishment of a regional sales and support headquarters for our Asia-Pacific operations. In the fiscal quarter ending December 31, 1997, we recorded a charge to our Asia-Pacific operations in the amount of $0.9 million-- see further discussion in the "Results of Operations" section below. Also, in fiscal 1997, we opened an office in France to support our operations in Europe, Africa and the Middle East.

For the second quarter of fiscal 1998, OSI had a net loss of $4.0 million compared to net income of $0.5 million for the same period in fiscal 1997. For the first half of fiscal 1998, we had a net loss of $10.8 million compared to net income of $2.9 million for the same period in fiscal 1997. The reasons underlying the losses are described in the following "Results of Operations" section. To address this situation, we put into place a strategy that we believe will return OSI to profitability and growth.* This strategy involves
(1) increasing our focus on the requirements of the emerging carrier and wireless service provider markets, (2) narrowing our product development and professional services efforts to achieve more reusable application components,
(3) building stronger sales and professional services organizations, and (4) forging new strategic alliances while strengthening our existing relationships. We cannot give any assurances that our strategy will be successful.

RESULTS OF OPERATIONS

                          FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                         ---------------------------------  ------------------------------
                         DEC. 31,               DEC. 31,    DEC. 31,             DEC. 31,
                           1997       CHANGE      1996        1997     CHANGE      1996
                         ----------  ---------- ----------  ---------  --------- ---------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
License................. $    9,182      (34%)  $   13,902  $  11,984     (56%)  $  27,007
Percentage of revenues..         59%                    69%        52%                  72%
Service and other....... $    6,292        3%   $    6,121  $  10,893       3%   $  10,571
Percentage of revenues..         41%                    31%        48%                  28%
Total revenues.......... $   15,474      (23%)  $   20,023  $  22,877     (39%)  $  37,578

OSI's revenues are derived from license fees and fees for a full range of services complementing its products, including professional services, software maintenance, customer support and training. The decrease in total revenues for the three months ended December 31, 1997, compared with the three months ended December 31, 1996, can be attributed primarily to large orders not closing within the period and the shift toward new emerging service providers. These new emerging service providers have longer sales cycles which presents an increased credit risk to OSI. The decrease in total revenues for the six months ended December 31, 1997, compared with the six months ended December 31, 1996, can be attributed primarily to the same factors as noted in the quarter-to-quarter comparison. See additional discussion in the "Overview" section above. List prices for our products and services did not change significantly during the comparison periods.

License Revenues. Software licenses are generally granted and priced on a
----------------
per-seat basis, although we may grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, there are no significant obligations to fulfill, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. Revenues and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although our license agreements generally do not provide for a right of return, we maintain reserves for returns and potential credit losses.

The decrease in license revenues in absolute dollars and as a percentage of total revenues for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, was due primarily to the extended customer deployment periods and the timing of fulfilling customer orders. In addition, we have experienced an increase in the number of orders for our application rule-sets. These generally require a higher level of installation and implementation services than does the NetExpert framework. In the three months and six months ended December 31, 1997, this decrease was offset by a large order from an existing customer, a global telecommunications company, that exceeded ten percent of both periods' revenues.

Although service and other revenues represented the majority of total revenues for the three and six months ended December 31, 1997, we anticipate that license revenues will represent a majority of our total revenues in the foreseeable future.* We also believe that historic growth rates in license revenues should not be relied on as an indication of future growth rates.* Finally, we believe that competition in our markets is likely to increase.* This could result in price reductions, reduced gross margins, or loss of market share, any of which would have a material adverse effect on our business, operating results, and financial condition.*

Service and Other Revenues. Revenues for training, consulting, and
--------------------------
professional services are recognized as the services are performed and acceptance criteria have been met. We offer support contracts to our customers which entitles them to unlimited telephone support, product updates and product maintenance during the support period. Maintenance revenues from ongoing customer support and product upgrades are deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Payments for maintenance fees are generally made in advance and are nonrefundable.

The growth in service and other revenues in absolute dollars for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, can be attributed to higher demand for our professional services. These include requirements analysis, project management and system design, and customization and installation services. To a lesser extent the growth can also be attributed to an incremental increase in maintenance, customer support, and training revenues as a result of our larger installed base. The increase in service and other revenues as a percentage of total revenues for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, can be attributed to the factors described above in the "Overview" section regarding a shift in our customer base and the products and services those customers are demanding.

We expect that service and other revenues will continue to represent a significant portion of our total revenues in future periods, primarily as a result of continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts, and incremental support revenues attributable to our growing installed base.* We also believe that historic growth rates for our service and other revenues may not be sustainable and should not be relied on as an indication of future growth rates.*

International Revenues. International revenues represented 18% and 27% of
----------------------
total revenues for the three months ended December 31, 1997, and 1996, respectively, and 22% and 32% of total revenues for the six months ended December 31, 1997, and 1996, respectively. Decreased international revenues, both as a percentage of total revenues and in absolute dollars, is due primarily to the timing of order fulfillment.

A portion of our international revenues are derived from sales in our Asia-Pacific region, which has experienced some economic uncertainty. There can be no assurances that the economies in Asia-Pacific will recover in the near term. The result could well be delayed payments for pending orders, a slowdown in the rate of privatization of telecommunications services providers and a reduction in future purchases of our products and services.*

A majority of our international sales are currently denominated in U.S. dollars. As a result, our current exchange rate exposure is not material. However, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and potentially less competitive in foreign markets.* In addition, there can be no assurances that we will continue to be successful in avoiding exchange rate exposures.*

OSI's international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political conditions, language barriers, cultural differences, unexpected changes in regulatory requirements, the burden of complying with a wide variety of foreign laws, including, reduced protection for intellectual property rights, potentially adverse tax consequences, tariffs, and other trade barriers. We expect that international revenues will continue to provide a significant portion of our total revenues.* There can be no assurances that the factors outlined above will not have a material adverse affect on our future international sales and therefore our overall operating results and financial condition.

                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                         ----------------------------------   --------------------------
                         DEC. 31,                DEC. 31,     DEC. 31,          DEC. 31,
                           1997       CHANGE       1996         1997    CHANGE    1996
                         ----------   -------    ----------   --------  ------  --------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
COST OF REVENUES:
Cost of license reve-
 nues................... $      576        29%   $      445   $    887    10%   $   805
Percentage of revenues..          4%                      2%         4%               2%
Cost of service and
 other revenues.........    $ 6,555        32%   $    4,969   $ 11,634    38%   $ 8,410
Percentage of revenues..         42%                     25%        51%              23%
Total cost of revenues.. $    7,131        32%   $    5,414   $ 12,521    36%   $ 9,215
Percentage of revenues..         46%                     27%        55%              25%
Gross profit............ $    8,343       (43%)  $   14,609   $ 10,356   (63%)  $28,363
Percentage of revenues..         54%                     73%        45%              75%

Cost of License Revenues. Cost of license revenues consists primarily of
------------------------
license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, amortization of intangible costs, and related labor costs. For the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, cost of license revenues remained relatively consistent in absolute dollars due to our consistent level of fixed production costs. These costs, coupled with decreased revenues, led to a decline in license revenue gross profit. License revenue gross profit declined to 94% from 97%, and 93% from 97%, for the three months and six months ended December 31, 1997 compared with the three months and six months ended December 31, 1996, respectively.

Cost of Service and Other Revenues. Cost of service and other revenues
----------------------------------
consists primarily of personnel costs related to providing professional services and maintenance services in connection with the licensing of our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, and overhead. We continued to build our professional service and customer support organizations for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996.

Costs increased for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, due mainly to increased salaries and related expenses from increased head count. This includes employees who joined us as a result of our acquiring of certain assets of our Australian distributor and increased costs related to third-party providers of professional services. Gross margin (deficit) percentages from service and other revenues were (4%) and 19% for the three months ended December 31, 1997, and 1996, respectively, and (7%) and 20% for the six months ended December 31, 1997, and 1996, respectively. The loss was due primarily to our continued build-up of professional service personnel and related costs, including recruiting and training, in order to provide for current and future professional service requirements.

See comments in the "Overview" section for further discussion on services and other revenues. We believe that the cost of service and other revenues may increase in absolute dollars and may continue to result in losses in this segment of our business.*

                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                         ----------------------------------   --------------------------
                         DEC. 31,                DEC. 31,     DEC. 31,          DEC. 31,
                           1997       CHANGE       1996         1997    CHANGE    1996
                         ----------   -------    ----------   --------  ------  --------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
OPERATING EXPENSES:
Sales and marketing..... $    9,206        30%   $    7,091   $16,573     31%   $12,674
Percentage of revenues..        60%                      35%       72%               34%
Research and develop-
 ment................... $    3,623        (3%)  $    3,726   $ 7,065      5%   $ 6,697
Percentage of revenues..         23%                     19%       31%               18%
General and administra-
 tive................... $    2,050       (43%)  $    3,626   $ 3,902    (31%)  $ 5,642
Percentage of revenues..         13%                     18%       17%               15%
Total operating ex-
 penses................. $   14,879         3%   $   14,443   $27,540     10%   $25,013
Percentage of revenues..         96%                     72%      120%               67%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries,
-------------------
commissions and bonuses for sales and marketing personnel, facilities costs associated with our sales and customer support offices, and promotional expenses. The increase in sales and marketing expenses for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, mainly resulted from the expansion our sales and marketing organization, expansion of our indirect sales channels, particularly outside of North America, increases in facility costs related to that expansion and increased expenses for trade shows, and advertising and other marketing programs. The increase also reflects amortization expense related to our acquisition of certain assets from our distributor in Australia. In the quarter ended December 31, 1997, we recorded an additional charge of $0.9 million to our Asia-Pacific sales operations due to uncertainty in the economic conditions in the area.

Increased expenses in these areas reflect implementation of the third and fourth elements of our strategy as described in the "Overview" section. The increase in sales and marketing expenses as a percentage of revenues for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, resulted from the absolute increase in those expenses coupled with the decrease in revenues over the same period. We expect that sales and marketing expenses in future periods may continue to increase in absolute dollars.*

Research and Development. Research and development expenses remained
------------------------
consistent for the three months ended December 31, 1997, compared with the three months ended December 31, 1996. The increase in research and development expenses for the six months ended December 31, 1997, compared with the six months ended December 31, 1996, was primarily the result of increased staffing and associated equipment, facilities and support for software engineers. We expect to continue committing significant resources to research and development in future periods to enhance and extend our core technology and product lines.* We also expect that research and development expenses in the future periods will continue to increase in absolute dollars.*

General and Administrative. General and administrative expenses consist
--------------------------
mainly of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for bad debts. The decrease in general and administrative expenses for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996, was due primarily to a decrease in the provision for bad debts and the absence of certain extraordinary expenses incurred in the earlier period. See discussion regarding allowance for doubtful accounts in the "Liquidity and Capital Resources" section.

General and administrative expenses may increase in the future with our continued growth and the hiring of additional executive personnel.* Although we believe the allowance for doubtful accounts is adequate as of

December 31, 1997, we will continue to review this allowance and adjust it as needed. This may result in additional charges to general and administrative expense.*

OTHER INCOME, NET:

                         FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                         -----------------------------------    -------------------------
                         DEC. 31,                  DEC. 31,     DEC. 31,         DEC. 31,
                           1997       CHANGE         1996         1997   CHANGE    1996
                         ---------    --------     ---------    -------- ------  --------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Other income, net.......   $     337        (49%)    $     659    $852    (37%)   $1,342
Percentage of revenues..           2%                        3%      4%                4%

Other Income, Net. The decrease in other income, net was due to reductions in
-----------------
interest income earned on decreased levels of cash, cash equivalents and short-term investments for the three months and six months ended December 31, 1997, compared with the three months and six months ended December 31, 1996. This decrease was caused primarily by the use of funds for operations and capital expenditures over the twelve-month period ended December 31, 1997.

PROVISION (BENEFIT) FOR INCOME TAXES:

                         FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                         -------------------------------   -------------------------
                          DEC.31,              DEC. 31,    DEC. 31,         DEC. 31,
                           1997       CHANGE     1996        1997    CHANGE   1996
                         -----------  -------  ---------   --------  ------ --------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Provision (benefit) for
 income taxes...........    $ (2,178)      NM      $ 291   $ (5,501)   NM   $ 1,805
Percentage of revenues..        (14%)                  1%      (24%)              5%

--------
NM -- Not meaningful.

Provision (Benefit) for Income Taxes. The provision (benefit) for income
------------------------------------
taxes includes federal, state, and foreign income taxes. The effective tax (benefit) rate for the six months ended December 31, 1997, compared with the six months ended December 31, 1996, was (34%) and 38%, respectively. The effective tax rates for these periods differ from the federal statutory rate due mainly to state income taxes and losses in certain state and foreign jurisdictions for which no tax benefit is recorded. This is partially offset by certain research and development tax credits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OSI's quarterly operating results have varied significantly in the past and we believe that they will vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of fulfilling large orders by our customers, including global telecommunications providers and the new emerging communications service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles, and accordingly, it has been and will continue to be difficult to predict when these orders will be received.* We expect that quarterly license revenues will continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, will have a material adverse effect on our business, operating results, and financial condition.*

OSI's quarterly operating results have also varied significantly in the past and we believe that they will vary significantly in the future.* This variance results from factors such as the capital spending patterns of our customers, changes in our pricing policies or those of our competitors, increased competition, cancellation of licenses or support agreements, changes in operating expenses, personnel changes, fluctuation in the demand for NetExpert, the number, timing and significance of new product and product enhancement announcements by OSI and our competitors, our ability to develop, introduce and market new and enhanced versions of NetExpert on a timely basis, the mix of direct and indirect sales, our assessment of our allowance for bad debts or sales returns, and general economic factors, among others.* Due to these factors, our quarterly revenue and operating results are difficult to forecast.*

Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of network operations support and network management applications generally involves a significant commitment of capital. This may add significant time to the cycle due to internal approval procedures. It also may involve testing and acceptance of new technologies that affect crucial customer operations. For these and other reasons, the sales cycle for our products is often lengthy and subject to a number of significant risks over which we have little or no control. See further discussion of the shift of our customer base in the "Overview" section.

In addition, we typically receive a significant portion of our orders and record the resulting revenue, in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. We believe this pattern will continue.*

  OSI's transactions have been primarily in U.S. dollars through December 31, 1997. As we expand our operations and establish more sales offices in foreign countries, transactions in foreign currencies may increase.* This would result in a corresponding increase in exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations.*

Our customers operate in a variety of environments, many of which contain computer systems that were not designed to process dates beyond 1999. Accordingly, computer software and hardware will have to be modified before the year 2000 to remain functional. If our customers and potential customers must allocate substantial resources to resolve their Year 2000 problems, we could experience a reduced demand for our products and services.* This would result in a material adverse impact on our financial condition.

We are currently identifying Year 2000 dependencies in our internal systems. As these dependencies are identified, changes will be implemented to make internal systems Year 2000 compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, we can give no assurances that we will not experience unanticipated material costs caused by undetected errors or defects in our internal systems. Delays in the implementation of new information systems, or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences including delays in the delivery or sale of our products.*

We are taking measures to bring our products into Year 2000 compliance in a timely way. We are currently coding and testing the changes required to make our framework products compliant. However, we can give no assurances that our efforts will be successful or that our compliant products will be able to function when they are integrated with other noncompliant products, including third party software and hardware. If our products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on our business, operating results, and financial condition.

Based upon all of the above, we believe our quarterly revenues and operating results are likely to vary significantly in the future.* We also believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied upon as indications of future performance.* Further, it is likely that in some future quarter our revenues or operating results will be below the expectations of public market analysts and investors.* If that occurs, the price of our Common Stock could be materially, adversely affected.*

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1997, we experienced net cash used for operations of $10.0 million compared with net cash provided by operations of $8.5 million for the six months ended December 31, 1996. The cash used for operations was due mainly to our net loss and increases in deferred income taxes receivable and accounts payable. Accounts receivable decreased from increased collection efforts which offset the net cash used for operations. In the six months ended December 31, 1997, sales of short-term investments provided $8.5 million of cash while cash was used for purchases of property and equipment for our growing operations. We currently expect to make capital expenditures of $8.0 million to $12.0 million in the next twelve months, primarily for the purchase of computer equipment and related software, furniture and fixtures, and leasehold improvements.*

As of December 31, 1997, we had working capital of approximately $56.2 million, including $33.1 million in cash, cash equivalents, and short-term investments. In addition, we have a $2.5 million unsecured revolving line of credit which expires in December 1998. Under the line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of December 31, 1997, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of December 31, 1997, we were in compliance with those covenants.

From time to time, some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believes is adequate to cover potential credit losses.* In fiscal 1997, we increased this allowance by approximately $8.8 million to reflect increased exposure on certain accounts receivable. We increased our allowance for doubtful accounts in the six months ended December 31, 1997, by approximately $0.4 million. On December 31, 1997, our reserves for bad debt and sales returns were $1.5 million and $1.0 million, respectively. We believe this is adequate to provide for potential credit losses or sales returns.*

We believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

PART II.OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 21, 1997, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Richard G. Vento (with 29,582,682 affirmative votes, and 28,007 votes withheld), Tom L. Johnson (with 29,582,582 affirmative votes, and 28,107 votes withheld), George F. Schmitt (with 29,582,776 affirmative votes, and 27,913 votes withheld), Jonathan B. Shantz (with 29,582,646 affirmative votes, and 28,043 votes withheld) and Dr. Kornel Terplan (with 29,429,978 affirmative votes, and 180,711 votes withheld).

An amendment to our 1994 Stock Option Plan was approved increasing the number of shares of Common Stock reserved for issuance by 3,000,000 shares (with 22,639,829 affirmative votes, 1,658,715 negative votes, 96,895 abstaining and 5,215,250 non-broker votes).

An amendment to our 1995 Employee Stock Purchase Plan was approved increasing the number of shares of Common Stock reserved for issuance by 800,000 shares (with 23,882,882 affirmative votes, 848,541 negative votes, 106,372 abstaining and 4,772,894 non-broker votes).

The stockholders also ratified the appointment of Deloitte & Touche LLP, as our independent public accountants for fiscal year 1998 (with 29,568,807 affirmative votes, 17,410 negative votes, 24,472 abstaining and 0 non-broker votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

     27.1Financial Data Schedule

   (b) Reports on Form 8-K

     None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OBJECTIVE SYSTEMS INTEGRATORS, INC.

Dated: February 12, 1998                By: /s/ David M. Allen
                                          -------------------------------------
                                          David M. Allen, Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)