Form 10-Q
period 1998-03-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1998-05-14
CIK 892191

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (916) 353-2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes    X      No
                                                ----         -----

Number of shares of registrant's Common Stock outstanding as of April 30, 1998:
34,639,248
--------------------------------------------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 1998            3
           and June 30, 1997

           Condensed Consolidated Statements of Operations for the three      4
           months and nine months ended March 31, 1998 and 1997

           Condensed Consolidated Statements of Cash Flows for the nine       5
           months ended March 31, 1998 and 1997

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition and    7
           Results of Operations

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  15


SIGNATURE                                                                    16

EXHIBITS
              Exhibit 10.1    Lease between Objective Systems Integrators,
              Inc. and Redsky Enterprises, Inc. dated January 13, 1997, as amended on March 30, 1998

              Exhibit 10.2    Agreement to Purchase Real Property between
              Objective Systems Integrators, Inc. and Redsky Enterprises, Inc.
              dated March 30, 1998

              Exhibit 10.3    Relocation Loan Agreement between Objective
              Systems Integrators, Inc. and James K.R. Souders dated April 14,
              1998

              Exhibit 10.4    Promissory Note Secured by Deed of Trust between
              Objective Systems Integrators, Inc. and James K.R. Souders dated
              April 14, 1998

              Exhibit 10.5 Deed of Trust with James K.R. Souders as Grantor and Objective Systems Integrators, Inc. as Beneficiary dated April
              14, 1998

              Exhibit 27.1    Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                March 31,             June 30,
                                                                                  1998                  1997
                                                                          -----------------      ----------------
                                                                              (unaudited)               (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................    $      19,202          $     17,817
  Short-term investments..................................................           17,131                25,424
  Accounts receivable (net of allowance of $1,664 and $4,212).............           14,932                21,029
  Income tax refund receivable............................................              276                 2,334
  Deferred income taxes...................................................           23,425                16,812
  Prepaid expenses and other current assets...............................            1,205                   860
                                                                                  ---------             ---------
     Total current assets.................................................           76,171                84,276
Property and equipment, net...............................................           16,789                17,449
Other assets, net.........................................................            3,770                 6,306
                                                                                  ---------             ---------
     Total assets.........................................................    $      96,730          $    108,031
                                                                                  =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................    $       5,612          $      7,344
  Accrued liabilities.....................................................            6,886                 7,245
  Deferred revenue........................................................            7,738                 6,518
                                                                                  ---------             ---------
     Total current liabilities............................................           20,236                21,107

Deferred income taxes.....................................................              934                 1,481

Stockholders' equity:
  Common stock............................................................           84,821                81,967
  Deferred stock compensation.............................................             (303)                 (581)
  Accumulated translation adjustment......................................             (792)                 (326)
  Retained earnings (deficit).............................................           (8,166)                4,383
                                                                                  ---------             ---------
     Total stockholders' equity...........................................           75,560                85,443
                                                                                  ---------             ---------
     Total liabilities and stockholders' equity...........................    $      96,730          $    108,031
                                                                                  =========             =========

(1) Information in this column is derived from OSI's audited consolidated balance sheet as of June 30, 1997.


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                Three Months Ended                          Nine Months Ended
                                                                    March 31,                                  March 31,
                                                     ----------------------------------           --------------------------------
                                                          1998                 1997                       1998            1997
                                                     -------------      ---------------           -----------------    -----------

REVENUES:
  License.........................................       $   9,224             $  3,638                $  21,208       $  30,644
  Service and other...............................           8,803                5,995                   19,696          16,566
                                                         ---------             --------                ---------       ---------
     Total........................................          18,027                9,633                   40,904          47,210
                                                         ---------             --------                ---------       ---------
Cost of revenues:
  License.........................................             495                  424                    1,382           1,229
  Service and other...............................           5,902                5,580                   17,536          13,990
                                                         ---------             --------                ---------       ---------
     Total........................................           6,397                6,004                   18,918          15,219
                                                         ---------             --------                ---------       ---------
Gross profit......................................          11,630                3,629                   21,986          31,991
                                                         ---------             --------                ---------       ---------
Operating expenses:
  Sales and marketing.............................           8,833                7,679                   25,406          20,352
  Research and development........................           4,130                3,430                   11,196          10,127
  General and administrative......................           1,778                2,768                    5,680           8,410
                                                         ---------             --------                ---------       ---------
     Total........................................          14,741               13,877                   42,282          38,889
                                                         ---------             --------                ---------       ---------
Loss from operations..............................          (3,111)             (10,248)                 (20,296)         (6,898)
Other income, net.................................             499                  646                    1,354           1,988
                                                         ---------             --------                ---------       ---------
Loss before income taxes..........................          (2,612)              (9,602)                 (18,942)         (4,910)

Benefit from income taxes.........................            (894)              (3,660)                  (6,393)         (1,855)
                                                         ---------             --------                ---------       ---------
Net loss..........................................       $  (1,718)            $ (5,942)               $ (12,549)      $  (3,055)
                                                         =========             ========                =========       =========
Basic and diluted net loss per share..............       $   (0.05)            $  (0.18)               $   (0.38)      $   (0.10)
                                                         =========             ========                =========       =========
Average shares outstanding........................          34,264               32,304                   33,442          31,948
                                                         =========             ========                =========       =========


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                           ------------------------------------------
                                                                                    1998                    1997
                                                                           ------------------       -----------------

Cash flows from operating activities:
   Net loss..............................................................     $  (12,549)               $   (3,055)
   Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization.......................................          6,343                     3,211
     Deferred income taxes...............................................         (7,003)                       --
     Stock compensation expense..........................................            278                       323
     Effect of changes in:
       Accounts receivable...............................................          6,056                     1,295
       Income tax refund receivable......................................          2,058                     8,652
       Prepaid expenses and other current assets.........................           (346)                   (3,667)
       Accounts payable..................................................         (1,730)                    1,085
       Accrued liabilities...............................................           (371)                    3,472
       Deferred revenue..................................................          1,220                    (1,063)
                                                                              ----------                ----------
         Net cash provided by (used for) operating activities............         (6,044)                   10,253
                                                                              ----------                ----------
Cash flows from investing activities:
   Sales of short-term investments.......................................          8,293                        --
   Purchases of property and equipment...................................         (3,631)                   (8,487)
   Purchase of assets related to acquisition of distributor..............             --                    (5,269)
                                                                              ----------                ----------
         Net cash provided by (used for) investing activities............          4,662                   (13,756)
                                                                              ----------                ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net...........................          2,697                       143
                                                                              ----------                ----------
Effect of exchange rate changes on cash..................................             70                        --
                                                                              ----------                ----------
         Net increase (decrease) in cash and cash equivalents............          1,385                    (3,360)
Cash and cash equivalents:
   Beginning of the period...............................................         17,817                    53,988
                                                                              ----------                ----------
   End of the period.....................................................     $   19,202                $   50,628
                                                                              ==========                ==========


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

  These unaudited, condensed, consolidated financial statements have been prepared by Objective Systems Integrators, Inc. ("OSI") under the rules and regulations of the Securities and Exchange Commission. Under those rules and regulations, we have condensed or omitted some of the information that we would normally include in financial statements prepared in accordance with generally accepted accounting principles.

  The information in this report reflects all adjustments which we believe are necessary to fairly state OSI's financial position, the results of its operations and its cash flows for the periods presented. These adjustments consist of items that are of a normally recurring nature. In addition, we have made certain reclassifications to last year's condensed consolidated financial statements so that they conform with this year's presentation.

  These financial statements should be read in conjunction with the audited financial statements and their notes contained in OSI'S Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Results for interim periods do not necessarily indicate the results we expect for the full fiscal year or for any other period.

2.  NET LOSS PER SHARE

     During the quarter ended December 31, 1997, we adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires that we compute net income (loss) per share using two different calculations, basic and diluted, and that we disclose the methods we use for this calculation. We have restated our earnings (loss) per share for prior periods to conform with SFAS 128.

  Under SFAS 128, basic net income (loss) per share is computed using the weighted average of common shares outstanding. Diluted net income (loss) per share is computed using weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued following the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations as their inclusion would have the effect of showing a smaller loss per share.


3.  MAJOR CUSTOMER

  For the fiscal quarter ended March 31, 1998, no single customer represented more than ten percent of our revenues. For the nine months ended March 31, 1998, we received approximately 14% of our revenues from one of our existing customers, a global telecommunications company. No single customer accounted for more than ten percent of our revenues in the three or nine month periods ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We have identified them with an asterisk (*). Our actual results may differ materially because in making these statements we have had to make a number of assumptions about risks, both known and unknown. Some of these assumptions involve: the impact of fluctuations in our quarterly results, our ability to effectively manage growth, the rate of expansion in our professional services and customer support organizations, our management of product transitions, the impact of product and customer concentrations on future growth, our ability to attract and retain key employees, the growth of emerging markets for our products and their ability to absorb new technologies, the effects of the Year 2000 transition on OSI and our customer base, the effects of competition and technological change in our markets, the impact of the current turmoil in international markets, the continued viability of our third-party relationships, our ability to protect our proprietary technology, the effects of changes in, or our failure to comply with, government regulations, and projections regarding overall economic and business conditions. For a more detailed discussion of these risks and some of the other factors affecting our business, see OSI'S Annual Report on Form 10-K for the fiscal year ended June 30, 1997. See also the section titled "Factors That May Affect Future Results" in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software for network operations support and management. We were founded in June 1989 and began shipments of our NetExpert(R) product line in August 1990. As of March 31, 1998, we had directly or indirectly licensed our products to more than 205 customers around the world.

A typical NetExpert sale includes a combination of license fees, fees for professional services and fees for customer support and training. Revenue from licensing, servicing and supporting NetExpert products has accounted for substantially all of our revenues since OSI was founded. In addition, a large part of our revenue has come from substantial orders placed by large organizations. We believe that neither of these factors will change in the near term.*

The timing of large orders and their fulfillment has caused material fluctuations in our operating results, particularly on a quarterly basis. We do not believe that this situation is likely to change.* For this reason and others, some of which are discussed in "Factors That May Affect Future Results," you should expect that our quarterly revenues and operating results will vary significantly in the future, that period-to-period comparisons of our revenues and results are not necessarily meaningful and that quarterly revenues should not be relied on as indications of future performance.*

We have experienced a shift in our customer base and in its product and services offerings. A growing percentage of our sales are being made to new, emerging communications service providers. Rather than buying point solutions, they frequently procure a full suite of network operational support systems using NetExpert and NetExpert-based application components. In addition, many of them do not have adequate in-house staff to rapidly deploy a full suite of NetExpert solutions. Therefore, they tend to rely increasingly on us for help in deploying their operational support systems.

The effects of this shift have been a lengthening of the sales cycle, an increase in the relative percentage of our business involving professional services, an increase in the time required for a successful implementation of our solutions and an increase in customer credit risks. Another effect has been a relative increase in time between the time when we sign a customer contract and when we recognize revenue from that contract. Moreover, we expect that these effects will continue for the forseeable future.*

We distribute and sell our NetExpert products in North America primarily through a direct sales force. Outside of North America, we typically sell our products and services through systems integrators, local distributors and, to a lesser extent, through an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our operations outside of North America by expanding our direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships.* In fiscal 1997 we acquired certain NetExpert-based assets from our distributor in Australia. This acquisition resulted in a regional sales and support headquarters for our Asia-Pacific operations. See further discussion in the Results of Operations section below.
            ---

For the third quarter of fiscal 1998, we had a net loss of $1.7 million compared to a net loss of $5.9 million for the same period in fiscal 1997. For the first three quarters of fiscal 1998, we had a net loss of $12.5 million compared to net loss of $3.1 million for the same period in fiscal 1997.

Some of the factors that contributed to these losses are described in the following "Results of Operations" section. To address the situation, we put into place a strategy that we believe will return OSI to profitability and growth.* This strategy involves (1) increasing our focus on the requirements of the emerging carrier and wireless service provider markets, (2) narrowing our product development and professional services efforts to achieve more reusable application components, (3) building stronger sales and professional services organizations, and (4) forging new strategic alliances while strengthening our existing relationships. Since adopting this strategy, we have reported three quarters of sequentially increased revenues and decreased losses; however, we cannot give any assurances that our strategy will continue to be successful.

RESULTS OF OPERATIONS

REVENUES:

                                     FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                -------------------------------------      -------------------------------------
(IN THOUSANDS, EXCEPT           MARCH 31,                   MARCH 31,      MARCH 31,                   MARCH 31,
 PERCENTAGES)                     1998         CHANGE         1997           1998         CHANGE         1997
                                ---------      -------      ---------      ---------      ------       ---------

License                           $ 9,224          154%        $3,638        $21,208         (31%)       $30,644
Percentage of revenues                 51%                         38%            52%                         65%
Service and other                 $ 8,803           47%        $5,995        $19,696          19%        $16,566
Percentage of revenues                 49%                         62%            48%                         35%
Total revenues                    $18,027           87%        $9,633        $40,904         (13%)       $47,210

OSI's revenues are derived primarily from license fees and fees for a full range of services complementing its products, including professional services, software maintenance, customer support and training. The increase in total revenues for the three months ended March 31, 1998, compared with the three months ended March 31, 1997, is a result of a greater volume of orders for our products and professional services. The increase also includes revenue of approximately $740,000 representing a large, one-time order for software maintenance received in the third quarter of fiscal 1998.

The decrease in total revenues for the nine months ended March 31, 1998, compared with the nine months ended March 31, 1997, reflects the continued shift in focus toward sales to new emerging service providers and the resulting delay in recognizing revenue from those sales. See additional discussion in the
                                          ---
"Overview" section above. List prices for our products and services did not change significantly during the comparison periods.

License Revenues. Software licenses are generally granted and priced on a per-instance, per-server basis, although we sometimes grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, we have no significant obligations to fulfill, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. Revenues under contracts that require significant customization of our application components are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although our license agreements generally do not provide for a right of return, we maintain reserves for returns and potential credit losses.

The increase in license revenues in absolute dollars and as a percentage of total revenues for the three months ended March 31, 1998, compared with the three months ended March 31, 1997, was due to an increase in orders for our products. The decrease in license revenues in absolute dollars and as a percentage of total revenues for the nine months ended March 31, 1998, compared with the nine months ended March 31, 1997, was due primarily to the continued shift toward sales to new emerging service providers which require longer implementation periods, and to a lesser degree, an increase in reserves for sales returns.

License revenues represented the majority of our total revenues for the three and nine months ended March 31, 1998. We anticipate that this will continue to be the case in the foreseeable future.* However, we believe that historic growth rates in our license revenues should not be relied on to predict future growth rates.*

Services and Other Revenues. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria have been met. We offer support contracts to our customers which provide for unlimited telephone support, product updates and technical support during the support period. Support revenues are deferred and recognized ratably over the term of the support agreement, typically 12 months. Payments for support are generally made in advance and are nonrefundable.

The growth in our service and other revenues in absolute dollars and as a percentage of total revenues for the three months and nine months ended March 31, 1998, compared with the three months and nine months ended March 31, 1997, reflects our completion of existing projects and growth in the demand for professional services to complete new projects. Also included in these figures is the one-time support order that we mentioned above.

We expect that service and other revenues will continue to represent a significant portion of our total revenues in future periods.* This is primarily because we anticipate continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts, new projects in our growing installed base and various customers' Year 2000 projects.* We also believe that we may not be able to sustain historic growth rates in our service and other revenues and that they should not be relied on as an indication of future growth rates.*

International Revenues. International revenues represented 44% and 13% of total revenues for the three months ended March 31, 1998 and 1997, respectively, and 31% and 28% of total revenues for the nine months ended March 31, 1998 and 1997, respectively. Increased international revenues, both as a percentage of total revenues and in absolute dollars, is due primarily to the timing of order fulfillment.

A significant portion of our international revenues are derived from sales in our Asia-Pacific region. We do not believe that the weakened economy in this region has had an immediate effect on our revenues. However, we are seeing some indications that this may not be the case for future periods.* There can be no assurances that the economies in Asia-Pacific will recover in the near term.
The
result could be delayed payments for pending orders, a slowdown in the rate of privatization of telecommunications services providers, a slowing of economic growth in the region and a resulting reduction in future purchases of our products and services.*

A majority of our international sales are currently denominated in U.S. dollars. As a result, our current exchange rate exposure is not material. However, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for international purchasers and therefore less competitive in foreign markets. In addition, there can be no assurances that we will continue to be successful in minimizing our exchange rate exposures.

OSI's international business involves a number of inherent risks. These include longer accounts receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations; a longer sales cycle; potentially unstable political conditions, language barriers; cultural differences; unexpected changes in regulatory requirements; the burden of complying with a wide variety of foreign laws, including reduced protection for intellectual property rights; potentially adverse tax consequences and tariffs and other trade barriers. We expect that international revenues will continue to provide a material portion of our total revenues.* We can give no assurances that our current international risk profile will remain stable. Any changes could have a material adverse effect on our future international sales and therefore our overall operating results and financial condition.*

COST OF REVENUES:

                                  FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                            -------------------------------------      ---------------------------------------
(IN THOUSANDS, EXCEPT       MARCH 31,                   MARCH 31,      MARCH 31,                    MARCH 31,
 PERCENTAGES)                 1998         CHANGE         1997            1998         CHANGE          1997
                            ---------      -------      ---------      ----------      ------       ----------
Cost of license revenues      $   495           17%        $  424         $ 1,382          12%         $ 1,229
Percentage of revenues              3%                          4%              3%                           3%
Cost of service and other
 revenues                     $ 5,902            6%        $5,580         $17,536          25%         $13,990
Percentage of revenue              32%                         58%             43%                          29%
Total cost of revenues        $ 6,397            7%        $6,004         $18,918          24%         $15,219
Percentage of revenues             35%                         62%             46%                          32%
Gross profit                  $11,630          220%        $3,629         $21,986         (31%)        $31,991
Percentage of revenues             65%                         38%             54%                          68%

Cost of License Revenues. Cost of license revenues consists mainly of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, amortization of intangible costs, and related labor costs. For the three months and nine months ended March 31, 1998, compared with the three months and nine months ended March 31, 1997, cost of license revenues remained level because many of these costs are fixed and do not vary with the amount of our licensing activity.

Cost of Service and Other Revenues. Cost of service and other revenues consists mainly of personnel costs related to providing professional services and support services to assist our customers in deploying our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. Because we continued to build our professional service and customer support organizations, costs increased for the three months and nine months ended March 31, 1998, compared with the three months and nine months ended March 31, 1997. However, due to a series of programs aimed at increasing the productivity of our professional services organization, we were able to keep the increase in our costs substantially below the increase in service revenues for the period. We do not believe that this degree of productivity increase will occur in future periods.* Cost of service revenues for support services remained consistent for both periods.

To provide for current and anticipated future professional service requirements, we are continuing to evaluate the need for additional professional service personnel. See comments in the "Overview" section for further discussion on
            ---
services and other revenues. We believe that the cost of service and other revenues may increase in absolute dollars and may result in losses in this segment of our business.*

OPERATING EXPENSES:

                                     FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                -------------------------------------      -------------------------------------
(IN THOUSANDS, EXCEPT           MARCH 31,                   MARCH 31,      MARCH 31,                   MARCH 31,
 PERCENTAGES)                     1998         CHANGE         1997           1998         CHANGE         1997
                                ---------      ------       ---------      ---------      ------       ---------

Sales and marketing               $ 8,833          15%        $ 7,679        $25,406          25%        $20,352
Percentage of revenues                 49%                         80%            62%                         43%
Research and development          $ 4,130          20%        $ 3,430        $11,196          11%        $10,127
Percentage of revenues                 23%                         36%            27%                         21%
General and administrative        $ 1,778         (36%)       $ 2,768        $ 5,680         (32%)       $ 8,410
Percentage of revenues                 10%                         29%            14%                         18%
Total operating expenses          $14,741           6%        $13,877        $42,282           9%        $38,889
Percentage of revenues                 82%                        144%           103%                         82%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with our sales and customer support offices, and promotional expenses. The increase in sales and marketing expenses for the three months ended March 31, 1998, compared with the three months ended March 31, 1997, resulted primarily from the costs associated with hiring additional personnel and from increased sales commission expenses related to our higher revenue levels.

The increase in sales and marketing expenses for the nine months ended March 31, 1998, compared with the nine months ended March 31, 1997, resulted primarily from our addition of personnel in this area, coupled with increases in our sales and marketing activity. These figures also include the amortization of $1.6 million in expenses related to the acquisition of certain NetExpert-based assets in March of 1997 from our distributor in Australia. In the second quarter of fiscal 1998, we also amortized an additional charge of $0.9 million against our Asia-Pacific operations due to uncertain economic conditions in the area. We expect that sales and marketing expenses in future periods may continue to increase in absolute dollars.*

Research and Development. Research and development expenses increased for the three months and nine months ended March 31, 1998, compared with the three months and nine months ended March 31, 1997. This was primarily due to additional personnel and related overhead costs such as travel and computer operations. We expect to continue committing significant resources to research and development in future periods to enhance and extend our core technology and product lines.* We also expect that research and development expenses in the future periods will continue to increase in absolute dollars.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for bad debts. The decrease in general and administrative expenses for the three months and nine months ended March 31, 1998, compared with the three months and nine months ended March 31, 1997, was due primarily to a decrease in the provision for bad debts. In addition, during the prior period we had an additional compensation expense related to our former Chief Executive Officer. See discussion regarding allowance for doubtful accounts in the
          ---
"Liquidity and Capital Resources" section.

General and administrative expenses may increase in the future if the growth in our business continues and we hire additional executive personnel.* Although we believe our allowance for doubtful accounts is adequate as of March 31, 1998, we will continue to review this allowance and adjust it as needed. Future quarters may require significant charges*


OTHER INCOME, NET:

                                     FOR THE THREE MONTHS ENDED                             FOR THE NINE MONTHS ENDED
                            -------------------------------------------          -----------------------------------------------
(IN THOUSANDS, EXCEPT       MARCH 31,                         MARCH 31,           MARCH 31,                            MARCH 31,
 PERCENTAGES)                 1998          CHANGE              1997                1998             CHANGE              1997
                            ---------       ------            ---------           ---------          ------            ---------

Other income, net              $ 499         (23%)              $646               $1,354             (32%)             $1,988
Percentage of revenues             3%                              7%                   3%                                   4%

Other Income, Net. The decrease in other income, net was due to reductions in interest income because of our decreased levels of cash, cash equivalents and short-term investments. The decrease in cash and cash investments was caused primarily by our use of funds for operations and capital expenditures over the twelve-month period ended March 31, 1998.

BENEFIT FROM INCOME TAXES:

                                    FOR THE THREE MONTHS ENDED                              FOR THE NINE MONTHS ENDED
                            -------------------------------------------           ----------------------------------------------
(IN THOUSANDS, EXCEPT        MARCH 31,                        MARCH 31,           MARCH 31,                            MARCH 31,
 PERCENTAGES)                  1998         CHANGE              1997                1998             CHANGE               1997
                            ---------       ------            ---------           ---------          ------            ---------

Benefit from income taxes      $(894)        NM                 $(3,660)           $(6,393)           NM                $(1,855)
Percentage of revenues            (5%)                              (38%)              (16%)                                 (4%)

NM -- Not meaningful.


Benefit from income taxes. The benefit from income taxes includes federal, state and foreign income taxes. The effective tax (benefit) rate for the nine months ended March 31, 1998, compared with the nine months ended March 31, 1997, was (34%) and (38%), respectively. The effective tax rates for these periods differ from the federal statutory rate due mainly to state income taxes and losses in certain state and foreign jurisdictions for which no tax benefit is recorded. This is partially offset by certain research and development tax credits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OSI's quarterly operating results have varied significantly in the past, and we believe that they will vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of fulfilling large orders by our customers, including global telecommunications providers and the new emerging communications service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles* Accordingly, it has been and will continue to be difficult to predict when these orders will be received.* We expect that quarterly license revenues will continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, will have a material, adverse effect on our reported business, operating results and financial condition.*

This variance in operating results also is impacted by such factors as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in levels of operating expenses; personnel changes; fluctuation in the demand for NetExpert; the number, timing and significance of new product and product enhancements by OSI and our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert on a timely basis; the mix of direct and indirect sales; our assessment of allowance for bad debts or sales returns; and general economic factors, among others.* Because of these factors, our quarterly revenue and operating results are difficult to forecast.*

Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support system and network management applications generally involves a significant commitment of capital. This can add significant time to the sales cycle due to the customer's internal approval procedures. It also may involve testing and acceptance of new technologies that affect crucial customer operations. For these and other reasons, the sales cycle for our products is often lengthy and subject to a number of significant risks over which we have little or no control. See
                                                                      ---
further discussion of the shift of our customer base in the "Overview" section.

In addition, we typically receive a significant portion of our orders, and record the resulting revenue, in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses varies with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. We believe this pattern will continue.*

OSI's transactions have historically been primarily in U.S. dollars. As we expand our operations and establish more sales offices in foreign countries, transactions in foreign currencies are likely to increase.* This would result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations.

Our customers operate in a variety of support system environments, many of which have computer systems that were not designed to process dates beyond 1999. Accordingly, computer software and hardware will have to be modified to remain functional. If our customers and potential customers are required to allocate a substantial portion of their budgets to resolve their Year 2000 problems, we could experience a reduced demand for our products and services. This would result in a material adverse impact on our financial condition.

We are currently identifying Year 2000 dependencies in our internal systems. As these dependencies are identified, we will make the changes necessary for our internal systems to be Year 2000 compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, we can give no assurances that we will not experience unanticipated material costs caused by undetected errors or defects in our internal systems. Delays in our implementation of new information systems or our failure to identify all of our Year 2000 dependencies could result in material adverse consequences, including delays in the delivery or sale of our products.

We are also taking measures to bring our products into Year 2000 compliance in a timely way. We are currently coding and testing the changes needed to make our framework products compliant. However, we can give no assurances that our efforts will be successful or that our compliant products will function when they are integrated with other noncompliant products, including third-party software and hardware. If our products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on our business, operating results and financial condition.

Finally, we believe that competition in our markets is likely to increase. * This competition could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on our business,operating results and financial condition.*

Because of the factors described above, we believe our quarterly revenues and operating results are likely to vary significantly in the future.* We also believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future quarter.* If that occurs, the price of our Common Stock could be materially, adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1998, we experienced net cash used for operations of $6.0 million compared with net cash provided by operations of $10.2 million for the nine months ended March 31, 1997. This was mainly due to our net loss, coupled with increases in deferred income taxes and accounts payable. The net cash used for operations was offset by lower accounts receivable, because of our increased collection efforts and receipt of an income tax refund during the period. In the nine months ended March 31, 1998, sales of short-term investments provided $8.3 million of cash, some of which we used for purchases of property and equipment for our operations. We currently expect to make capital expenditures of $7.0 million to $10.0 million in the next twelve months, primarily for the acquisition of technology and the purchase of computer equipment, related software, furniture and fixtures, and leasehold improvements.*

As of March 31, 1998, we had working capital of approximately $55.9 million, including $36.3 million in cash, cash equivalents and short-term investments.
In addition, we have a $2.5 million unsecured revolving line of credit which expires in December 1998. Under the line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of March 31, 1998, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of March 31, 1998, we were in compliance with those covenants.

From time to time, some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* In fiscal 1997, we increased this allowance by approximately $8.8 million to reflect increased exposure on certain of our accounts receivable. We increased our allowance for doubtful accounts in the nine months ended March 31, 1998, by approximately $0.4 million. On March 31, 1998, our reserves for bad debt and sales returns were $1.7 million. We believe the current reserves are adequate to provide for potential credit losses or sales returns.*

We also believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the company may be a party to litigation incident to the ordinary course of business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on OSI's business, financial condition or operating results.

On February 13, 1998, suit was filed against OSI in the United States District Court for the Eastern District of California by Timothy J. Sebring, a former employee of OSI, for breach of contract relating to various matters involving his employment. OSI does not believe that the allegations in the complaint have merit and intends to vigorously defend the action. However, there can be no assurances that OSI will prevail. If OSI does not prevail, it could be required to pay monetary damages which might have a material effect on its operating results and financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         10.1 Lease between Objective Systems Integrators, Inc. and Redsky Enterprises, Inc. dated January 13, 1997, as amended on March 30, 1998

         10.2 Agreement to Purchase Real Property between Objective Systems Integrators, Inc. and Redsky Enterpriss, Inc. dated March 30, 1998

         10.3 Relocation Loan Agreement between Objective Systems Integrators, Inc. and James K.R. Souders dated April 14, 1998

         10.4 Promissory Note Secured by Deed of Trust between Objective Systems Integrators, Inc. and James K.R. Souders dated April 14, 1998

         10.5 Deed of Trust with James K.R. Souders as Grantor and Objective Systems Integrators, Inc. as Beneficiary dated April 14, 1998

         27.1   Financial Data Schedule

   (b)   Reports on Form 8-K

         None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  May 12, 1998        By: /s/ David M. Allen
                                ______________________________________
                                David M. Allen, Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer and Duly Authorized Officer)