Form 10-K
period 1998-06-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1998-09-25
CIK 892191

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended June 30, 1998

                                      or

 [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No
                                         -------     -------.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1998 as reported on The Nasdaq Stock Market, was approximately $69,995,979. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 1998, the registrant had outstanding 34,814,903 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 1998.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I.                                                                            PAGE
                                                                                   ----
Item 1.      Business.............................................................   1
Item 2.      Properties...........................................................   7
Item 3.      Legal Proceedings....................................................   7
Item 4.      Submission of Matters to a Vote of Security Holders..................   8
Item 4A.     Executive Officers of the Registrant.................................   8

PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters   9
Item 6.      Selected Financial Data..............................................  10
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................  10
Item 7a.     Quantitative and Qualitative Disclosure About Market Price...........  18
Item 8.      Financial Statements and Supplementary Data..........................  19
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.................................................  19

PART III.

Item 10.     Directors and Executive Officers of the Registrant...................  19
Item 11.     Executive Compensation...............................................  19
Item 12.     Security Ownership of Certain Beneficial Owners and Management.......  19
Item 13.     Certain Relationships and Related Transactions.......................  19

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......  19
             Signatures...........................................................  22


                                     PART I

FORWARD-LOOKING STATEMENTS

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI" or "the Company") or its industry to materially differ from those that are expressed or implied. These factors include, among other things, potential fluctuations in OSI's quarterly results; ability to manage growth effectively; ability to grow OSI's sales, development and customer support organizations; management of product transitions; product and customer concentration risks; retention and attraction of key employees; dependence on emerging services, markets and technologies; effects of "Year 2000" issues, both on OSI and on its customers; product defect risks; high degree of competition and technological change in the industry; OSI's limited operating history and uncertain future operating results, international licensing and operational risks, dependence on third-party relationships; uncertainty of proprietary technology protection; reliance on technology licensed from third parties; changes in, or failure to comply with government regulations; general economic and business conditions; and other factors referred to in this Report.

Objective Systems Integrators/TM/, NetExpert/(R)/, OSI/TM/, WebOperator/TM/, iSAC/TM/, loopMASTER/TM/, mobileMASTER/TM/, switchMASTER/TM/, transportMASTER/TM/, trafficMASTER/TM/, packetMASTER/TM/, VisualAgent/TM/, AccessCNM/TM/, Data Archiver/TM/, DBSync/TM/, IDEAS/TM/, IPMH/TM/, Package Administration/TM/, Peer-to-Peer/TM/, Replica/TM/, SNMP Assistant/TM/, ISOP/TM/ and the Company's logo are trademarks of Objective Systems Integrators, Inc. This report also includes trademarks of companies other than Objective Systems Integrators, Inc.


ITEM 1.   BUSINESS

GENERAL

OSI is a corporation founded in 1989 which provides software solutions that simplify the integration and management of communications services and networks in complex multivendor environments. Since its introduction in 1989, OSI's primary product, NetExpert/(R)/, has evolved into a platform designed to deliver integrated, reusable solutions to telecommunications service providers around the world, allowing them to shorten their time-to-market and increase their revenues.

The NetExpert object-oriented framework consists of a set of integrated software modules and graphical user interface (GUI) development tools to simplify and speed the creation and deployment of complex network management solutions. With its NetExpert framework, OSI offers a set of high-level, development tools and a suite of application components that can perform common operations and management functions, all of which can be customized to meet a particular customer's requirements. The MASTER series comprises a suite of configurable application components intended for rapid customization. These applications are referred to as operations support systems (OSS). The NetExpert product line has evolved to provide the integration, and the automation, needed to manage communications services and networks.

NetExpert is based on the Telecommunications Management Network (TMN) architecture created by the Telecommunications Standardization Section of the International Telecommunications Union. It supports the development and deployment of applications for the TMN areas of fault, configuration, performance, and accounting management as well as the implementation of layered management architectures. In addition, NetExpert is designed to enable communications providers to offer service delivery, assurance, and usage through applications that can be distributed across diverse systems, networks, and equipment. NetExpert also makes it possible to assimilate the latest technologies and add new products and services more quickly.

OSI distributes and licenses its products to major communications service providers worldwide, including:

 . Local exchange carriers, such as the Regional Bell Operating Companies,
  -----------------------
  including Bell South, SBC Communications, Pacific Bell and Ameritech

 . Emerging carriers, such as WinStar, e.spire, Williams Communications,
  -----------------
  Frontier, and Qwest

 . Cellular and personal communications services (PCS) providers, including AT&T
  -------------------------------------------------------------
  Wireless, Omnipoint, and Hong Kong Telecom CLS

 . Interexchange carriers (IXCs), including MCI Communications and SPRINT
  -----------------------------

 . International interexchange carriers, such as TELMEX, British
  ------------------------------------
  Telecommunications, NTT and the Communications Authority of Thailand.

 . And leading operators of voice, data and video networks, including Optus
  -------------------------------------------------------
  Vision, First Union Bank, @Home, and Time Warner Cable.

Sales in the United States contributed 66 percent of OSI's 1998 revenues. United States sales were primarily made directly by OSI to its customers. Sales outside of the United States accounted for 34 percent of OSI's 1998 revenues. Outside of the United States, OSI's regional sales organizations typically work with network equipment manufacturers, systems integrators and local value-added resellers.

INDUSTRY BACKGROUND

The competitive terrain of the communications industry continues to reflect changes wrought by the U.S. Telecommunications Act of 1996 and the World Telecommunications Organization Pact of 1998. Together these Acts opened worldwide markets to competition. They deregulated local telephone service, opened long-distance telephone service to local carriers, and triggered large-scale mergers of communications companies. In addition, deregulation has opened the markets to numerous new competitors. The industry's expansion of existing services and introduction of new ones -- together with the introduction of new transmission technologies -- represent considerable growth opportunities for OSI.*

Operations Support Systems and Network Management.  To develop, deploy and
-------------------------------------------------
manage networks and services, service providers rely on operations support systems (OSSs) and network management systems (NMSs). Among other crucial functions, these systems establish communications connections between service providers and their users (configuration management), monitor equipment performance to detect errors (fault management), report network performance and traffic loads (performance management), and collect and consolidate usage information (accounting management).

New Services and Network Infrastructure.  New services and network
---------------------------------------
infrastructure remain the chief vehicles communications providers use to differentiate themselves from their competition. Consumer-oriented enhancements include wider availability of call waiting, call forwarding, caller identification, voicemail and personal toll-free numbers. In addition, wireless services such as PCS are enabling similar advanced features and reduced costs to the consumer, resulting in dramatic subscriber growth. Improvements in corporate communication services include expanded offerings of data communications, including high-speed asynchronous transfer mode (ATM), frame relay, integrated services digital network (ISDN) and various digital subscriber line (DSL) products, and video teleconferencing. These new services require OSSs which perform service delivery, usage and assurance.

The impact of these and other new services -- particularly usage of the Internet -- has strained the current communications infrastructure and created a demand for greater capacity. In response, service providers have begun implementing emerging technologies, augmenting or replacing traditional copper wireline infrastructure with new networks composed of fiber optics, hybrid fiber coaxial cable, radio frequency signals, and satellite transmissions. Service level agreement management has become the common means of differentiating these services from traditional carriers.

Service providers are also implementing new network and wireless technologies to achieve higher bandwidth and higher quality services. Widely used network technologies include ATM, frame relay, Synchronous Optical Network (SONET), Switched Multimegabit Data Service (SMDS) and Synchronous Digital Hierarchy
(SDH). As new digital wireless standards emerge, providers are implementing protocols such as Cellular Digital Packet Data (CDPD), Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA) and Global System for Mobile Communications (GSM). To bring new voice and data communications services quickly and efficiently to market, providers are also implementing technologies such as Common Channel Signaling System Number 7 (SS7) and Advanced Intelligent Network (AIN). Service providers are more and more frequently choosing to use new state-of-the-art OSSs to deploy their services rather than use their legacy OSSs.

Legacy OSSs were developed and deployed in an environment of limited competition, slowly changing technologies, and limited services. Many network management products now used by the U.S. telephone companies were developed by Bellcore, formerly the applied research and development laboratory of the Regional Bell Operating Companies. Created primarily to manage basic voice services, these legacy systems -- generally mainframe-based, written in older programming languages and using first-generation database management systems -- are not well adapted to meet the need for rapid deployment of new services and support for heterogeneous networks.

In 1988, in response to its members' shifting needs, the International Telecommunications Union (ITU) produced the Telecommunications Management Network (TMN) standard, a model for managing telecommunications networks. NMSs and OSSs based on the TMN model can provide important competitive advantages:

     . Rapid deployment and flexible adaptation to business and network requirements.

     .  Integration with a variety of network equipment and systems.

     .  Support for new equipment and systems as they are deployed.

     . Customization to provide a variety of OSS and NMS functions for specific business needs.

     .  Expansion to accommodate rapid growth in network size and use.

     . Configuration to enable new or enhanced services to be brought to market quickly and cost effectively.

The market outlook for TMN-based systems appears strong as service providers push vendors to provide integrated, packaged solutions for managing communications services.* OSI expects the demand to come from emerging carriers that must deploy new infrastructure and from traditional carriers as they deploy new services or migrate from their existing legacy systems.*

THE OSI SOLUTION

OSI offers the kind of advanced, TMN-based software solutions for integrated service and network management that allow global service providers to compete in today's fast-changing communications environment. The Company believes that its NetExpert framework delivers the following business benefits:

 . NetExpert's easy-to-use tools and reusable application components allow users to reduce the time needed to develop, integrate and deploy supporting software and hardware infrastructure.

 . Existing investments in systems, equipment and software need not be abandoned because NetExpert's open architecture design allows them work compatibly with newer technologies, protocols and standards.

 . Systems built with NetExpert are modular and capable of being distributed across different systems, allowing users to add new network elements, services and functions as their businesses grow and to build systems according to demand rather than vendor constraint.

 . NetExpert's high-level development tools and application programming interfaces (APIs) allow developers to access and modify data and design custom protocol agents to accommodate new standards and processes.

 . NetExpert consolidates heterogeneous networks, operations and devices into a streamlined system that reduces network outages and personnel time and costs.

 . NetExpert's visual interface reduces training costs and operator error, thereby making it easier to add and activate services, and to identify and resolve problems.

PRODUCTS

The NetExpert family of products includes a software framework and configurable application components for network operations support and management. In addition, development tools replace complex programming languages, allowing network analysts to model desired system behaviors by using simple, graphically-oriented rule editors. NetExpert also supports the development and deployment of applications for the TMN areas of fault, configuration, performance, accounting and layered management architectures.

OSI supports open computing standards. NetExpert products run on UNIX platforms offered by Hewlett Packard, Sun and IBM. WebOperator, an interface that allows users access to the functionality of the NetExpert framework via a corporate intranet or extranet, is a Java application that offers cross-platform functionality. It supports UNIX, Windows 95 and Windows NT client platforms.
In addition, NetExpert interoperates with databases offered by Oracle, Sybase and Informix.

Customers may choose a configuration of NetExpert products that meets their specific requirements, adding new functions as their needs grow. License fees for production NetExpert installations typically begin at around $250,000 and can range to many millions of dollars depending on the scope of the network and the functionality required for a given customer application. OSI has also instituted price scaling to allow smaller accounts to be penetrated with entry-level solutions, which can then be expanded as a customer's needs grow. OSI and its customers generally enter into support agreements that provide for ongoing service and product upgrades for a fixed annual fee.

CUSTOMERS

As of June 30, 1998, OSI had directly or indirectly licensed its products to over 200 customers around the world. The Company's primary markets are the cellular/wireless and wireline telecommunications, cable and Internet service provider industries. The Company also licenses its products, mainly through its systems integrators or value-added resellers, to commercial enterprises and government agencies.

A significant portion of OSI's revenues in each fiscal period generally has involved substantial orders from large organizations. As a result, the Company's revenues have often been concentrated among a relatively small number of customers. In fiscal 1998, 1997 and 1996, revenues from the license of the Company's products and services to its five largest customers were approximately 30%, 23% and 30% of total revenues, respectively. One customer, a global telecommunications company, accounted for 12% of total revenues in fiscal 1998. There were no customers accounting for more than 10% of total revenues in either fiscal 1997 or fiscal 1996. OSI expects that it will continue to depend on a limited number of customers for a significant portion of its future revenues.* As a result, its business, operating results and financial condition will be materially adversely affected if anticipated orders do not materialize, are deferred or are canceled due to changes in customer requirements.* There can also be no assurance that revenues from key customers, individually or as a group, will continue at historical levels.

SALES AND MARKETING

OSI has a Sales organization, consisting of account managers and sales engineers, that sell directly to end-users and assists in sales by strategic partners, systems integrators, and value-added resellers. As of June 30, 1998, OSI had 85 people in its Sales organization. In addition, the Company has domain experts in its Product Marketing organization that are highly knowledgeable about the products and technologies of specific market segments and work directly with the sales force to define product objectives, customer needs and market requirements. As of June 30, 1998, OSI's Product Marketing organization had 53 people.

During fiscal 1998, OSI expanded its worldwide sales and support organizations significantly. It expects to continue expanding its direct sales force, opening additional customer support and sales offices, adding value-added resellers and pursuing additional strategic relationships.* This expansion will require significant management attention and the expenditure of significant financial resources.* Doing so could adversely affect OSI's operating margins if the expansion is not accompanied by significant revenue growth.*

In its Americas geographic region, OSI has 13 sales and customer support offices in the following greater metropolitan areas: Atlanta, Chicago, Los Angeles, Dallas, Denver, Sacramento, Kansas City, Philadelphia, New York, San Francisco, Seattle, Toronto and Washington, D.C.

Outside of the Americas, OSI licenses its products and services principally through systems integrators, value-added resellers and local distributors that have cultural familiarity, specific industry expertise and the ability to respond to customer needs on a timely basis. OSI currently has a sales engineering, technical support and training organization in Sydney, with 8 people. In addition, the Company has sales and customer support offices in Bangkok, Beijing, Manila, Seoul, and Singapore. The Company's Asia-Pacific organization consists of 18 people. There are currently 7 people in its European sales office, which is located outside of Nice. Total assets of OSI's Australian Subsidiary are approximately $3.5 million.

License, service, and other revenues outside of the United States accounted for 34%, 28%, and 31% of OSI's total revenues in fiscal 1998, 1997 and 1996, respectively. A breakdown of percentages of revenues derived from export sales to each of the Company's three geographic market segments outside of the United States (Europe, Asia and the Pacific Rim, and Latin America and Canada) can be found in Note 9 to the Consolidated Financial Statements included in this Form 10-K. The Company expects that international license, service, and other revenues will continue to account for a significant portion of its total revenues.*

To the extent that OSI does not establish additional operations outside of the United States in a timely manner, its ability to grow international sales may be limited.* This could, in turn, materially adversely affect its business, operating results and financial condition.* In addition, its international operations involve a number of inherent risks, such as (1) longer collection periods, (2) greater difficulty in collections, staffing and managing, (3) longer sales cycles, (4) unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers, (5) reduced protection for intellectual property rights in some countries, (6) variable economic conditions, and (7) other trade barriers.


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

The Company expects to strengthen its relationship with its existing partners, and add new partners, over the course of the current fiscal year.* There can be no assurance that OSI will be able to retain its current partners or attract new partners that can market its products effectively. The Company believes that its success in penetrating markets depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if its distribution needs change.*

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

OSI believes that a highly domain-competent professional services organization and strong technical customer support is critical to its continuing success in developing long-term relationships with its customers in the ever-evolving telecommunications market.*

To augment its sales efforts, the Company offers comprehensive professional services. Professional services engineers work closely with direct sales personnel, applications specialists, and others to assist with pre- and post-sales consulting support, including the implementation and use of the Company's products. OSI offers a range of services, including requirements analysis, project management, system design, sizing, customization, installation, tuning, training, ongoing consultation and upgrade management. The Company also offers 12-month support contracts to its customers. These contracts entitle users to technical support, product updates and product maintenance during the support period. Substantially all of OSI's customer base was covered by support contracts in fiscal 1998. As of June 30, 1998, OSI had 154 people performing professional services worldwide. Services and other revenue (as opposed to revenue from the licensing of the Company's Products) accounted for 45%, 39% and 31% of total revenues in Fiscal 1998, 1997 and 1996 respectively.

No assurances can be made that OSI's professional services and customer support resources will be sufficient to manage the future growth of its business. Failure to expand the professional services and customer support organizations commensurate with the expansion of its installed base, or failure to train those organizations properly in its products, would have a material adverse effect on OSI's business, operating results and financial condition.*

RESEARCH AND DEVELOPMENT

OSI's research and development organization is responsible for general product releases that enhance the features and capabilities of the NetExpert product line. OSI develops the majority of its technology and products internally. However, it also continually reviews opportunities to license technologies or products from others. The Company believes that this approach accelerates the development and introduction of new and enhanced products.

The market for OSI's products is noted for rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. This can quickly render existing products obsolete and unmarketable. As a result, life cycles for OSI's products are difficult to estimate. The Company's success depends on its ability to enhance its existing products while developing and introducing, on a timely and cost-effective basis, new products and product features. No assurances can be made that OSI will be able to do so. If it cannot, its business, operating results and financial condition will be materially, adversely affected.*

Furthermore, software products of the size and complexity offered by the Company are likely to contain defects. While OSI tests its products during development and prior to general release, errors may well be found in existing and new products after commercial licensing has begun.* This could result in delayed or lost revenues, loss of market share, or failure to gain market acceptance.* Any of these would materially, adversely effect the Company's business, operating results and financial condition.

As of June 30, 1998, OSI had 139 people in its Research and Development organization. In fiscal 1998, 1997 and 1996, research and development expenses were $15.4 million, $13.6 million and $7.7 million, respectively. In future periods, OSI expects to increase the resources devoted to research and development so that it can enhance and extend its product lines.*

COMPETITION

Competition in OSI's markets is intense and, as noted above, involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, OSI must continue to develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the increasingly sophisticated needs of its customers.* The principal competitive factors affecting the market for OSI's products are product reputation, quality, performance, price, professional services, customer support and product functionality such as adaptability, scalability, ability to integrate with other products and ease of use.

OSI's competitors offer a variety of solutions to address the OSS and NMS markets. They generally fall within four categories: (1) custom software developers, which include in-house development staff and independent integrators, (2) telecommunications equipment vendors such as Lucent Technologies, Alcatel and LM Ericsson, that offer software for managing their own equipment, (3) hardware and software vendors, such as IBM, Sun, Hewlett Packard and Microsoft, and (4) providers of "point" applications for specific market functions, such as Architel, Micromuse and Metrica. Most of OSI's competitors have longer operating histories, greater name recognition, a larger installed base and significantly greater financial, technical, sales, customer support, marketing and other resources.

Most existing and potential customers for OSI's products continuously evaluate whether they should develop their own OSS and NMS systems or license them from outside vendors. These customers typically have large, internal staffs with responsibility for meeting their particular needs. As a result, OSI must engage in a continuous educational program regarding the advantages of its products over internally developed OSSs and NMSs and over the products of its competitors. In fiscal 1997 and continuing in fiscal 1998, OSI began to focus its sales, marketing, and product development efforts on emerging wireline and wireless service providers. These companies typically do not have large internal staffs, but they also have a need to introduce new services quickly.

OSI believes that its open systems architecture is a product differentiator in the marketplace. However, an open systems architecture can lead to increased competition as third parties develop competitive OSS and NMS systems.* Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.* They may also be able to devote greater resources to the development, promotion and sale of their products.*

OSI also believes that its products offer more functionality and a higher degree of interoperability than those of its competitors. Therefore, its products are frequently priced at a premium. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially, adversely affect OSI's business, operating results and financial condition.*

PROPRIETARY TECHNOLOGY

OSI relies on a combination of trade secret, copyright and trademark laws, and a variety of technical measures and nondisclosure or other contractual agreements to protect its proprietary rights. OSI currently has one patent application pending. As part of its confidentiality procedures, OSI generally enters into invention assignment and proprietary information agreements with employees and consultants, and into nondisclosure agreements with customers, system integrators, value-added resellers and distributors. It also limits access to and distribution of its software, documentation and other proprietary information.

Despite its efforts to protect its rights, others may attempt to copy OSI's products or to obtain and use information that it regards as proprietary.* In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries, making the possibility of misappropriation more likely.* The steps that OSI has taken may prove insufficient to protect its proprietary technology or prevent its misappropriation.* Moreover, they may not stop competitors from developing products with functionality or features similar to OSI's products.* The Company believes that, because of the rapid pace of technological change in the market for its products, legal protections of proprietary technology are not as significant to its success as the knowledge, technical expertise, ability and experience of its employees, the frequency of product enhancements and the quality of professional and customer support it provides.

OSI does not believe that it infringes on the proprietary rights of third parties, and there are currently no pending claims to that effect. However, the Company expects that software companies will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlap.* Claims of this kind, with or without merit, could be time consuming, result in costly litigation and resulting diversion of technical and management personnel, cause product shipment delays, require the Company to develop non-infringing technology or cause it to enter into royalty or licensing agreements.* Moreover, royalty or licensing agreements, if required, may not be available or may be available only on terms that OSI finds unacceptable. A successful claim of product infringement against OSI, if non-infringing technology could not be developed or licensed, would materially, adversely affect its business, operating results and financial condition.

OSI also relies on software that it licenses from others, including software that is integrated with internally developed software and used to perform key functions. This third-party software may, at some future point, be unavailable to OSI on commercially reasonable terms.* In addition, the suppliers of that software may not adequately support or enhance their current products or develop new products on a timely and cost-effective basis.* OSI may not be able to replace the functionality provided by third-party software if it is defective or becomes obsolete or incompatible with future versions of the Company's products.* The loss of any of these software licenses, or the inability of the third parties to enhance their products, could result in delays or reductions in product shipments by OSI until equivalent software could be developed internally or identified, licensed and integrated.* This could also have a material adverse effect on its business, operating results and financial condition.*

EMPLOYEES

As of June 30, 1998, OSI had 503 employees, including 139 engaged in research and development, 138 in sales and marketing, 154 in professional services and customer support and 72 in administration and finance. None of OSI's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

OSI's success depends to a significant degree on continuing contributions by its key personnel, the loss of whom could have a material, adverse effect on its business. OSI's future success will also depend in large part upon its ability to attract and retain highly skilled employees. Competition for qualified personnel in the software industry is intense, and the Company may not be successful in attracting and retaining such personnel.* Failure to do so would have a material, adverse effect on its business, operating results and financial condition.

ITEM 2.   PROPERTIES

OSI's principal administrative, sales and marketing, customer support and product development facilities are located in Folsom, California, in three buildings of approximately 35,000 square feet, 22,000 square feet and 10,000 square feet, respectively. All three facilities are leased. The lease on the 35,000 square-foot facility expires in 1999 and OSI has an option to renew the lease for an additional five years. OSI intends to vacate the 22,000 square-foot and the 10,000 square-foot facilities on October 31, 1998.

In July 1997, OSI purchased a 14-acre parcel of land which will be used to replace certain of its current facilities and to allow for further expansion. OSI subdivided the parcel and has entered into a sale-lease back arrangement with a developer. The first 55,000 square-foot building is currently under construction. It is expected that on or about October 31, 1998, OSI will take occupancy of this building, which will house primarily research and development personnel.* A similar sale-lease back arrangement is planned for the second parcel. It is currently expected that construction of the second 55,000 square-foot building will begin sometime in fiscal year 1999.*

In addition, OSI leases offices in the following greater metropolitan areas:
Atlanta, Beijing, Chicago, Dallas, Denver, Reno, Kansas City, New York, Nice, Philadelphia, Toronto, San Francisco, Seattle, Seoul, Singapore, Sydney and Washington, D.C.

OSI believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as required.*

ITEM 3.     LEGAL PROCEEDINGS

From time to time, the Company may be a party to litigation incidental to its ordinary course of business. As of the date of this Report, OSI does not believe that there is any material litigation pending against it. However, any litigation involving OSI, whether as plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by the Company's technical and management personnel.* In addition, OSI can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on OSI's business, financial condition or operating results.*

On February 13, 1998, suit was filed against OSI in the United States District Court for the Eastern District of California by a former employee for breach of contract relating to various matters involving his employment. OSI does not believe that the allegations in the complaint have merit and intends to vigorously defend the action. However, there can be no assurances that OSI will prevail. If OSI foes not prevail, the damages, if any, cannot be estimated at this time. If OSI does not prevail, it could be required to pay monetary damages which might have a material adverse effect on its operating results and financial condition.*

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and key employees of OSI are as follows:


Name                    Age  Position
----                    ---  --------

David M. Allen           40  Vice President, Finance and Administration, and Chief Financial Officer

Jeffrey T. Boone         34  Vice President, Technical Support Services

Philip N. Cardman        50  Vice President, General Counsel and Secretary

Jerry P. Johnson         44  Chief Technology Officer and Vice President, Products & Technology

Tom L. Johnson           53  Co-Chief Executive Officer and Co-Chairman of the Board

Dan D. Line              47  Vice President, Channel Marketing and Sales Operations

Patric R.R. Olenczak     47  Vice President and Managing Director, Europe, Middle East and Africa

Christopher T. Simon     43  Vice President, Market Solutions

James K.R. Souders       39  Executive Vice President Sales and Marketing

Richard G. Vento         58  Co-Chief Executive Officer and Co-Chairman of the Board

R. Jay West              51  Vice President, Americas Sales and Operations


Mr. Allen joined OSI as Vice President and Chief Financial Officer in July 1996.
---------
From 1991 to July 1996, he was Vice President and Chief Financial Officer at Telecommunications Techniques Corporation ("TTC"), which is a subsidiary of Dynatech Corporation and a leading provider of communications test equipment. Mr. Allen holds a BS degree in accounting from the University of Maryland and is a Certified Public Accountant.

Mr. Boone became Vice President, Technical Support Services in July 1997.  From
---------
January 1996 to July 1997, he was Director, Technical Support Services, and from November 1994 to January 1996, he was Manager, International Professional Services. He held various technical management positions with OSI starting in November 1993. Mr. Boone holds a BS degree in Computer Science from California State University, Sacramento.

Mr. Cardman joined OSI as Vice President, General Counsel and Secretary in May
-----------
1996. From 1989 to May 1996, he was Vice President and General Counsel as well as Vice President, Business Development, at Convex Computer Corporation, a manufacturer of supercomputer systems. Mr. Cardman holds a BA degree from Washington University and a JD degree from Duke University. He is a member of the California and Texas Bars.

Mr. Jerry Johnson rejoined OSI in September 1997 as its Chief Technology
-----------------
Officer, and assumed the additional role of Vice President, Products and Technology in February 1998. Mr. Johnson co-founded Objective Systems Integrators, a partnership and the predecessor to the Company, in January 1989, and served as Vice President, Research and Development until his departure in 1991. During his absence from OSI, Mr. Johnson was Chief Technology Officer and Vice President of Research and Development at CableData/USCS International until June 1996, and subsequently Chief Technology Officer and Vice President of Engineering at ADC Telesphere Solutions until July 1997. Mr. Johnson holds an MS degree in computer science from California State University at San Jose, and a BS degree in chemical engineering from the University of California at Davis. Jerry Johnson and Tom Johnson are not related.

Mr. Tom Johnson is OSI's Co-Chief Executive Officer and Co-Chairman of the Board
---------------
of Directors. He co-founded Objective Systems Integrators, a partnership and the predecessor to the Company, in January 1989. He was Co-Chief Executive Officer and Chairman of the Board of Directors from 1989 to 1995. He also was President from May 1991 to June 1994, Chief Financial Officer from July 1989 to November 1993, and Vice President, Product Development from July 1990 to July 1995. Mr. Johnson received a BS degree in abstract mathematics with a minor in business management from the University of Houston.

Mr. Line became OSI's Vice President Channel Marketing and Sales Operations in
--------
July, 1998. From July 1996 to July, 1998 he served as the Company's Vice President, Global Accounts and Partner Alliances. From October 1993 to June 1996 he served as Managing Director, Europe. Mr. Line studied business at San Jose State University and international business at London University, United Kingdom.

Mr. Olenczak joined OSI as Vice President and Managing Director, Europe, Middle
------------
East and Africa, in January 1997. From October 1995 until January 1997, he was Vice President of Integris Telecommunications, Group Bull's worldwide systems integration division in Paris. From June 1994 to September 1995, he was Vice President of Bull Worldwide Telecommunications, from October 1993 to May 1994 he was Telecommunications Marketing Director at Group Bull. Mr. Olenczak holds an AA degree in business administration from Burlington Community College.

Mr. Simon became OSI's Vice President, Market Solutions in January 1998. From
---------
July 1997 to January 1998, he was Vice President, Service Provider Solutions and from July 1996 to July 1997, he was the Company's Director of Communications Infrastructure. From 1994 to 1996, he was an independent consultant working on AIN switch management applications. Before coming to OSI, Mr. Simon had 15 years experience with the development and management of operational support systems for Bell Canada and Stentor. He was Manager, OSS Implementation Corporate Engineering Group at Bell Canada and Manager, Advanced Solutions OSS Implementation at Stentor.

Mr. Souders became OSI's Executive Vice President,  Sales and Marketing in
-----------
January 1998. From July 1996 to December 1997, he was Vice President, Asia Pacific Operations. From October 1994 to July 1996, he was Managing Director, Asia Pacific Operations. From February 1993 to October 1994, he was OSI's Managing Director, New Business Development, Asia-Pacific Region. Mr. Souders holds a BS degree in accounting from Lewis & Clark College.

Mr. Vento is OSI's Co-Chief Executive Officer  and Co-Chairman of the Board of
---------
Directors. He co-founded Objective Systems Integrators, a partnership and the predecessor to the Company, in January 1989. He served as President from June 1994 to July 1995, as Secretary from July 1989 to November 1993, and as Vice President, Sales and Marketing from July 1990 to June 1994. Mr. Vento received a BA degree in mathematics and a BS degree in business and economic statistics from San Francisco State University and an AA degree in liberal arts from Foothill College.

Mr. West became OSI's Vice President, Americas Sales in June 1997.  He joined
--------
OSI as Director, Sales, South Region, in August 1996. From 1992 to 1996, he was Director, National Sales, for Premisys Communications. Mr. West attended the University of Texas.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

COMMON STOCK PRICES AND DIVIDENDS

OSI's common stock has been traded on The Nasdaq Stock Market since its initial public offering in November 1995. It trades under the symbol OSII. According to the records of its transfer agent, OSI had approximately 127 stockholders of record as of June 30, 1998. Because many of its shares are held by brokers and other institutions on behalf of stockholders, OSI is not able to estimate the total number of stockholders represented by its record holders. The following table sets forth the high and low sales price for OSI's common stock:

          FISCAL 1998:           High Sale Price  Low Sale Price
                                 ---------------  --------------
          First Quarter...          $15.125          $ 5.00
          Second Quarter..          $15.625          $ 7.50
          Third Quarter...          $14.625          $ 8.00
          Fourth Quarter..          $14.375          $ 5.75

          FISCAL 1997:           High Sale Price  Low Sale Price
                                 ---------------  --------------

          First Quarter...          $ 40.25          $ 17.00
          Second Quarter..          $ 29.25          $ 18.00
          Third Quarter...          $ 23.625         $  9.50
          Fourth Quarter..          $ 11.50          $  3.375


OSI's policy has been to reinvest earnings for future growth. Accordingly, it has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.*

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

                                                              Year Ended June 30,
                                              --------------------------------------------------
                                                  1998       1997       1996      1995      1994
                                              --------   --------   --------   -------   -------
CONSOLIDATED STATEMENTS OF OPERATION DATA:
Total revenues..............................  $ 60,575   $ 51,712   $ 55,918   $36,011   $19,069
Gross profit................................    35,809     27,283     41,985    26,421    13,583
Income (loss) from operations...............   (20,171)   (31,228)    13,847    11,822     6,375
Net income (loss)...........................   (12,170)   (18,464)     9,675     7,178     3,729
Net income (loss) per share, diluted........    $(0.36)    $(0.58)     $0.29     $0.23     $0.13
Shares used in per share computation........    33,724     32,080     33,447    31,410    29,013

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short
 term investments...........................  $ 41,286   $ 43,241   $ 53,988   $   763   $   405
Working capital.............................    59,410     63,169     85,370     3,925     3,872
Total assets................................   101,358    108,031    107,078    21,011    10,511
Long-term debt..............................        --         --         --        --         1
Total stockholders' equity..................    77,520     85,443     95,058    14,062     6,502

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software systems for managing and supporting services and network operations. The Company was founded in June 1989 and began shipments of its NetExpert(R) product line in August 1990. As of June 30, 1998, it had directly or indirectly licensed its products to over 200 customers around the world.

Revenue from licenses, service and support of the NetExpert product line has accounted for substantially all of OSI's revenues since inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. OSI believes that revenue from the license, service and support of the NetExpert product line will continue to account for substantially all of its total revenue for the foreseeable future.* A significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused and will continue to cause material fluctuations in operating results, particularly on a quarterly basis.* OSI believes that its quarterly revenue and operating results are likely to vary significantly in the future, that period-to-period comparisons of its revenue and results of operations are not necessarily meaningful and that quarterly revenues should not be relied upon as indications of future performance.*

Beginning in the second half of fiscal 1996 and continuing through fiscal 1998, OSI's customer base and its product and service offerings have been shifting. Its customer base began to reflect an increased percentage of sales to new emerging communications service providers. These new service providers, often referred to as competitive local exchange carriers (CLECs), competitive access providers (CAPs) and wireless PCS companies, have come into existence after deregulation in the telecommunications markets. OSI's product and service offerings to these new customer segments have also changed. In particular, new service providers frequently procure a broad suite of network operational support systems using NetExpert and NetExpert-based application components.
Many of these customers do not have adequate in-house staff to deploy a full suite of OSI's NetExpert-based solutions rapidly. As a result, the relative proportion of the Company's professional services business has increased in comparison to its traditional licensing business. In addition, product deployment periods have extended, which in turn has resulted in longer customer payment cycles. During fiscal 1997, the Company recognized these changes and adopted a different approach to selling and deploying its products and services. The effect has been an increase in time between when a customer contract is executed and when OSI will recognize revenue. The Company expects that this trend will continue.*

OSI distributes and sells its NetExpert products to end users in North America primarily through a direct sales organization. Outside of North America, it sells through systems integrators, local value-added resellers and, to a lesser extent, through an in-region direct sales force. OSI intends to enter into additional international markets and to continue to grow its international operations by expanding its direct sales force, opening new in-region customer support and sales offices, adding value-added resellers and pursuing additional strategic relationships.*

RESULTS OF OPERATIONS

(IN THOUSANDS, EXCEPT  PERCENTAGES)       FISCAL                 FISCAL              FISCAL
                                        YEAR 1998      CHANGE   YEAR 1997   CHANGE  YEAR 1996
                                        ---------      ------   ---------   ------  ---------
License.............................      $33,252        6%     $31,376      (19%)   $38,525
Percentage of revenues..............           55%                   61%                  69%
Services and other..................      $27,323       34%     $20,336       17%    $17,393
Percentage of revenues..............           45%                   39%                  31%
   Total revenues...................      $60,575       17%     $51,712       (8%)   $55,918

OSI's revenues are derived from license fees and fees for services complementing its licensed products, including professional services, software support, customer support and training. In 1998, total revenues grew compared to 1997 as a result of increased sales to new and existing customers, coupled with an overall increase in services. The increase in service revenue was mainly a reflection of the greater continuing percentage of sales that were made to new emerging service providers, who typically require a higher level of professional services to implement new solutions. In addition to an increase in professional services, support revenues increased in 1998 as a result of a larger installed base of NetExpert products and an increase in customer demand driven by Year 2000 initiatives. Total revenues decreased in 1997 compared to 1996. This decrease in total revenue is mainly attributable to large orders not closing within the period and OSI's shift in focus to the new emerging service providers, who generally require longer sales cycles and represent greater credit risks. List prices for OSI's products and services did not change significantly during the comparison periods.

License Revenues.  Software licenses are generally granted and priced on a per-
----------------
server basis, although OSI may grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a non-cancelable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and potential credit losses. In 1998 and 1997, OSI charged approximately $2.9 million and $5.4 million respectively, to its reserve for sales returns. This was done to reflect perceived risks associated with actual and potential customer returns. Additions to the reserve for sales returns in 1996 were not significant.

License revenues increased in 1998 compared with 1997. This was mainly a function of increased sales and the completion of network deployment cycles. License revenues decreased in 1997 compared with 1996. This was due mainly to the factors discussed above regarding total revenues.

The consistent decrease in license revenues as a percentage of total revenues from 1996 to 1997 and 1997 to 1998 also strongly reflects the shift in sales to new emerging service providers. In addition, the Company experienced an increase in the number of orders for its pre-built application rule-sets, which generally require a higher level of installation services than does the NetExpert framework. OSI anticipates that license revenues will continue to represent a majority of its total revenues for the foreseeable future.*
However, it also believes that historic growth rates of its license revenues should not be relied upon as an indication of growth rates for future periods.* In addition, it believes that competition in its markets is increasing, which could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on its business, operating results and financial condition.*

Services and Other Revenues.  Revenues for training, consulting and professional
---------------------------
services are recognized as the services are performed and acceptance criteria have been met. OSI offers 12-month support contracts to its customers. These contracts provide a customer with telephone support, updates and maintenance of NetExpert framework during the support period. Maintenance revenues from support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable.

The growth in services and other revenues in absolute dollars for each period reflects the higher demand for OSI's professional services, including requirements analysis, project management and system design, customization and installation, in connection with the increased number of NetExpert licenses.
To a lesser extent it also reflects an incremental increase in support and training revenues based on a larger installed base of NetExpert. The increase in services and other revenues as a percentage of total revenues in fiscal 1998 and fiscal 1997 are mainly a function of increased revenues derived from new and emerging service providers. As noted above in the "Overview," the nature of the solutions purchased by these customers as well as their lack of sufficient staff to implement those solutions internally often leads them to rely more heavily on OSI's professional services.

OSI expects that services and other revenues will continue to represent a significant portion of its total revenues in future periods, mainly due to a continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts and incremental support revenues attributable to a growing installed base of NetExpert.* The Company also believes that prior growth rates for its services and other revenues may not be sustainable and should not be relied on as an indication of growth rates in the future.*

International Revenues.  Revenues from outside of the United States represented
----------------------
34%, 28% and 31% of total revenues for 1998, 1997 and 1996, respectively. Revenues from customers in Asia and the Pacific Rim accounted for 14% of total revenues in 1998 compared with 17% in fiscal 1997 and 23% in fiscal 1996. The Company does not believe that the weakened economy in this region has had an immediate effect on its revenues in absolute dollars. However, there are clear macro and micro indications that this may not be the case in future periods.* Over the reporting period, the Company did not experience the same growth rate in its Asia-Pacific region that it did in its other regions. The result was an overall decrease in Asia-Pacific revenues as a percentage of total revenues. There can be no assurances that the economies in Asia-Pacific will recover in the near term or that similar economic problems will not occur in other parts of the world.* Sales to European customers accounted for 10% of total revenues in 1998 compared with 7% in 1997 and 5% in 1996. Sales into eastern European countries have not been significant.

OSI expects that international revenues will continue to account for a material portion of its total revenues in future periods.* It intends to enter additional international markets and continue expanding its existing international operations.* The Company's international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, fluctuations in the real cost of its products given relative exchange rate changes, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, language barriers, cultural differences, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services providers, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government-owned or controlled communications companies and local suppliers of communications products. OSI cannot give any assurances that it will be able to continue penetrating international markets successfully. In addition, OSI cannot give any assurances that it will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect the Company's future international business. Any of these factors could have a material, adverse effect on the Company, its overall business, operating results and financial condition.*

COST OF REVENUES:                        FISCAL                FISCAL                   FISCAL
                                       YEAR 1998     CHANGE   YEAR 1997     CHANGE     YEAR 1996
(IN THOUSANDS, EXCEPT PERCENTAGES)
                                      ----------    --------  ---------    -------    -----------
Cost of license revenues.............    $ 1,922       20%     $ 1,599       29%       $ 1,242
Percentage of revenues...............          3%                    3%                      2%
Cost of services and other revenues..    $22,844        0%     $22,830       80%       $12,691
Percentage of revenues...............         38%                   44%                     23%
   Total cost of revenues............    $24,766        1%     $24,429       75%       $13,933
Percentage of revenues...............         41%                   47%                     25%
Gross profit.........................    $35,809       31%     $27,283      (35%)      $41,985
Percentage of revenues...............         59%                   53%                     75%

Cost of License Revenues.  Cost of license revenues consists primarily of
------------------------
license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. In absolute dollars, the cost of license revenues increased in each of 1996, 1997 and 1998. The increase in 1998 was mainly due to the increased volume of the Company's business, which yielded increased costs for third party products and technology embedded in the Company's products. The increase in 1997 can primarily be attributed to increased production costs. In 1998, the cost of license revenues as a percentage of total revenues remained basically flat compared with 1997. Gross profit from license revenues was 94%, 95% and 97% in 1998, 1997 and 1996, respectively. The Company believes that this decline, while minor, can be attributed to increased costs for license fees paid for third-party software. The Company expects to continue licensing third-party software and expects these costs are likely to increase in absolute dollars.*

Cost of Services and Other Revenues. Cost of services and other revenues
-----------------------------------
consists primarily of personnel costs related to providing professional services and maintenance services in connection with licensing of the Company's products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead and estimated losses related to professional services contracts. Total professional services costs were flat in 1998 compared with 1997. In 1998, OSI spent $4.3 million in contractor costs compared to $5.9 million in 1997. In 1997 $2.2 million was accrued for estimated losses on professional services contracts without a similar expense in 1998. However, these savings were offset by the addition of internal headcount over the course of the year. Accordingly, the overall result was a slight increase in cost of services and other revenues. OSI expects that these costs may continue to increase in absolute dollars.*

Costs increases in 1997 compared to 1996 were mainly due to increases in salaries and related expenses related to growth in head count as OSI built its professional service and customer support organizations. Gross profit (loss) percentages from service and other revenues were 16%, (12%) and 27% in 1998, 1997 and 1996, respectively. In 1997, accrued loss contracts were primarily responsible for the decrease in gross profit compared with 1996. OSI expects to maintain a gross profit in services; however, costs may increase and there could be losses in the future.*

OPERATING EXPENSES:

(IN THOUSANDS, EXCEPT  PERCENTAGES)      FISCAL                 FISCAL               FISCAL
                                       YEAR 1998     CHANGE   YEAR 1997   CHANGE    YEAR 1996
                                      -----------  --------  ----------  ---------  --------
Sales and marketing..................   $33,364       21%      $27,581       77%    $15,604
Percentage of revenues...............        55%                    53%                  28%
Research and development.............   $15,440       13%      $13,634       78%    $ 7,664
Percentage of revenues...............        25%                    26%                  13%
General and administrative...........   $ 7,176      (59%)     $17,296      255%    $ 4,870
Percentage of revenues...............        12%                    34%                   9%
   Total operating expenses..........   $55,980       (4%)     $58,511      108%    $28,138
   Percentage of revenues............        92%                   113%                  50%

Sales and Marketing.   Sales and marketing expenses consist mainly of salaries,
-------------------
commissions and bonuses for sales and marketing personnel, facilities costs associated with OSI's sales and customer support offices, promotional expenses and contract administration. The absolute increase in sales and marketing expenses during 1998 was caused mainly by a higher average headcount and higher commission expenses resulting from increased revenues. During this period, there was also expense growth in product marketing, travel, communications and facilities. OSI has entered into marketing agreements with various other companies regarding the marketing and distribution of its products. These agreements may result in significant commissions being paid, in addition to OSI's ongoing selling costs.* OSI expects that sales and marketing expenses in future periods may continue to increase in absolute dollars and may increase as a percentage of total revenues.*

The increase in sales and marketing expenses in 1997 when compared with 1996 was mainly the result of expanding OSI's sales and marketing organizations particularly outside of North America; increased facility costs related to that expansion; and increased expenses for trade shows, advertising and other marketing programs. The increase in sales and marketing expenses as a percentage of revenues in 1997 when compared with 1996 resulted from the absolute increase in those expenses coupled with the decrease in revenues over the same period.

Research and Development.  In 1998, the increase in research and development
------------------------
expenses over those in 1997 resulted mainly from increases in the average headcount, salary levels and associated equipment, facilities and support for technical personnel. The increase in research and development expenses the previous fiscal year can be attributed to the same factors. Personnel headcount increased approximately 15% during 1998, 48% during 1997 and approximately 75% in 1996. In 1997, the Company began to increase its research and development resources and has continued to do so over this past year. OSI anticipates that it will continue to commit significant resources to research and development in future periods to enhance and extend its core technology and product lines.*
OSI also expects that research and development expenses in the future periods will continue to increase in absolute dollars and may increase as a percentage of total revenues.*

General and Administrative.  General and administrative expenses consist mainly
--------------------------
of personnel costs for finance, human resources, legal affairs and general management. Also included are outside legal and accounting fees, corporate insurance expenses, provision for bad debts and in 1997, a $2.0 million management restructuring charge. General and administrative expenses decreased in 1998, both in absolute terms and as a percentage of total revenues. This decrease was due primarily to a decrease in bad debt expense. OSI recorded bad debt expenses of $400,000 in 1998 compared with $8.8 million in 1997. In addition, there was a reduction in employee relocation expenses in 1998 to $50,000 compared with $400,000 in 1997.

The increase in general and administrative expenses in 1997 when compared with 1996 primarily resulted from increased provisions for bad debts and increased costs for additional executive management personnel. Also included in these figures is a $2.0 million management restructuring charge following the resignation of OSI's then president and chief executive officer and the termination of certain other employees. Outside administrative service fees, and insurance expenses increased in 1997 over 1996 as a result of expanded operations.

General and administrative expenses may increase in the future with continued growth of OSI and the hiring of additional executive personnel.* Although OSI believes its allowance for doubtful accounts is adequate at the end of 1998, it will continue to review this allowance and adjust it as needed. This may result in additional charges to general and administrative expenses.*

OSI has recorded deferred compensation expense for certain stock options that have been granted since February 1994. The amortization of deferred compensation expense is allocated among sales and marketing, research and development and general and administrative expenses. The amortization resulted in a charge to operations of $370,000, $415,000 and $424,000 for 1998, 1997 and
1996, respectively. It will result in charges in the future of approximately $211,000 to be amortized through June 1999 over the vesting periods of the stock options.

OTHER INCOME, NET:


(IN THOUSANDS, EXCEPT PERCENTAGES)      FISCAL                 FISCAL              FISCAL
                                      YEAR 1998     CHANGE   YEAR 1997    CHANGE  YEAR 1996
                                      ---------     ------   ---------    ------  --------
Other income, net...............        $1,823       (28%)     $2,537       27%     $2,003
Percentage of revenues..........             3%                     5%                   4%

Other Income, Net.  Other income, net is primarily interest income from
-----------------
marketable securities and cash accounts. The decrease in other income, net was due to decreased interest income resulting from reduced levels of cash and short-term investments.

PROVISION (BENEFIT) FOR INCOME TAXES:

(DOLLARS IN THOUSANDS)                  FISCAL                  FISCAL               FISCAL
                                      YEAR 1998     CHANGE    YEAR 1997    CHANGE   YEAR 1996
                                     -----------   --------  ----------   -------- -----------
Provision (benefit) for income
   taxes.......................        (6,178)      (40%)     $(10,227)      *       $6,175
Percentage of revenues.........           (10%)                    (20%)                 11%

*Not meaningful

Provision (benefit) for Income Taxes.  The Company's effective tax rate was 34%,
------------------------------------
36% and 39% in 1998, 1997 and 1996, respectively. The effective tax rates for these periods differ from the federal statutory rate primarily due to state income taxes, partially offset by certain research and development tax credits. See Note 5 of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OSI's quarterly operating results have varied significantly in the past and can be expected to vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of large orders by the Company's customers, including global telecommunication providers and the new emerging communication service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles and accordingly, it has been and will continue to be difficult to predict when these orders will be received.* OSI expects that quarterly license revenues will continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, would have a material adverse effect on OSI's business.

In addition, OSI typically receives a significant portion of its orders and records the resulting revenue in the last month of a quarter, frequently in the last weeks or even days of a quarter. OSI's expense levels are based, in part, on expectations as to future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of its expenses varies with revenue, net income may be disproportionately affected by a decrease from anticipated revenue. OSI believes this pattern will continue.*

OSI's quarterly operating results have also varied and will vary significantly based on factors such as the capital spending patterns of its customers; changes in pricing policies by OSI or its competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in demand for NetExpert products; the number, timing and significance of new products and product enhancements by OSI and its competitors; the ability of OSI to develop, introduce and market new and enhanced versions of NetExpert products on a timely basis; the mix of direct and indirect sales; OSI's assessment of its allowance for bad debts; sales returns; and general economic factors, among others.*

Due to these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

Revenues are also difficult to forecast because OSI's sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support and management application generally involves a significant commitment of capital, with the attendant time requirements often associated with a customer's internal approval procedures. It also involves the need to test and accept new technologies that affect crucial operations. For these and other reasons, the sales cycle for OSI's products is typically lengthy and subject to a number of significant risks over which OSI has little or no control. See further discussion of the shift of OSI's customer base in the "Overview" section.

The Company's future success depends, to a significant degree, on the continuing contributions of its key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect the Company.* OSI has experienced and continues to experience difficulty in recruiting qualified personnel. There is intense competition for qualified employees in the software industry, and there can be no assurance that OSI will be successful in attracting and retaining the people that it needs. The complex nature of its customers' networks requires that OSI recruit and hire personnel with expertise in, and a broad understanding of, telecommunications and other industries.
There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel could have a material adverse effect on the Company's business condition.

To compete effectively and manage future growth, OSI also needs to continuously improve its internal operational, financial and management information systems, procedures and controls in a timely manner to accommodate higher numbers of transactions and customers. Management of future growth also means that the Company must expand, train, motivate and manage its workforce. There can be no assurance that OSI's personnel, systems, procedures and controls will be adequate to support its existing and future operations. The failure to improve operational, financial and management systems, or to expand, train, motivate and manage employees, could have a material adverse effect on OSI's financial business.

In addition, software products as complex as those offered by OSI are likely to contain defects when they are introduced or when new versions or enhancements are released. Although OSI is not aware of any material software defects in its products, there can be no assurances, despite extensive testing by OSI and its customers, that errors will not be found after commercial licensing begins.
This could result in delayed or lost revenue, loss of market share or failure to achieve market acceptance.* Any of these could have a material adverse effect on OSI's business.

OSI has an ongoing program of assessing the extent to which its internal systems and products evaluate date information, and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (whether they are "Year 2000 compliant"). The Company is taking remedial action where its systems and products are not Year 2000 compliant. The Company is also evaluating contingency plans for continuing operations if Year 2000 problems arise despite its steps to avoid them. The Company expects these activities to continue throughout fiscal 1999.*

The Company believes that it has identified the Year 2000 dependencies in its internal systems. It has examined all critical systems including manufacturing, sales, development, communications and financial systems. It has also examined many of its non-computer electronic devices which contain microprocessors (for example, telephones and security systems). As these dependencies have been identified, OSI believes that it is taking the remediation measures necessary for its internal systems to be Year 2000 compliant. OSI is not currently aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. However, no assurances can be given that OSI will not experience unanticipated material costs caused by undetected errors or defects in its internal systems. Delays in implementation of new information systems or a failure to identify all of its Year 2000 dependencies could result in material adverse consequences.

OSI has also been taking measures to bring its products into Year 2000 compliance in a timely way. At this time, a Year 2000 compliant version of the NetExpert framework is available and has been successfully tested on a number of operating systems platforms for Year 2000 compliance using British Standards Institutions' criteria. The changes needed to make other NetExpert products compliant are currently either completed or are being coded and tested. The Company expects these efforts to be completed by the end of this calender year.* However, the Company can give no assurances that its efforts will be successful or that its compliant products will function properly when they are integrated with other non-compliant products, including third-party software and hardware. If OSI's products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on its business.

OSI has incurred and will incur various costs to conduct testing and modification of its products and for those systems, products and deliverables (including customized OSI software) for which customers are responsible and to provide customer support services regarding Year 2000 issues. It also anticipates that these costs will continue in fiscal year 1999 and thereafter.* The Company has contacted each of its customers and provided them with information regarding the Year 2000 compliance of OSI's products and offered them professional services to assist with migrating their NetExpert based systems to Year 2000 compliant versions. Additionally, the Company has made information available to its customers on its technical assistance website.

OSI is also working with the key suppliers of products and services used in connection with NetExpert to determine whether their products and services are Year 2000 compliant. It is also attempting to monitor their progress toward Year 2000 capability and compatibility with Year 2000 compliant versions of NetExpert. The Company expects these efforts to be completed by the end of this calendar year.*

The Company's products used in numerous operating environments. Even if the Company brings its principle products into Year 2000 compliance, its customers may nevertheless experience Year 2000 difficulties due to noncompliance of third party products with which the Company's products interoperate. Even if the Company identifies and notifies its customers of these third party software issues, customers may bring litigation against the makers of all of the component parts of an operating environment. OSI's agreements with its customers typically contain provisions designed to limit its liability for these types of claims. It is possible, however, that this will not provide adequate protection from liability under existing or future federal, state or local laws or ordinances or unfavorable judicial decisions.* Any such claims, whether with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations.*

To date, the Company has incurred costs related to its Year 2000 readiness program. In 1998, these costs are estimated to be approximately $4.0 million. The Company will incur additional costs related to the Year 2000 readiness program related to product testing and customer service requests. These costs are currently not expected to exceed $5.0 million over the next fiscal year.* The predominant portion of the costs incurred to date, as well as those expected to be incurred, are research and development expenses related to the modification and testing of the Company's products. This estimate does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business. This estimate is based on a current assessment and is subject to change as the Company's Year 2000 readiness program progresses.

OSI currently expects that the Year 2000 issue will not pose significant internal, operational problems.* However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's internal systems or in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations should these types of problems arise. The Company believes that its contingency planning will be completed and tested by the end of the calendar year.*

OSI believes that the purchasing patterns of its customers and potential customers may also be affected by the Year 2000 issues as they expend significant resources to bring their current software systems into Year 2000 compliance.* These expenditures could result in reduced funds available to purchase products such as those offered by the Company. This could have a material adverse effect on the Company's business, operating results or financial condition.*

OSI's products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. OSI's competitors offer a variety of solutions to address this market. The Company believes competition in its markets is likely to increase.* Most of OSI's customers continuously evaluate whether to design and develop their own network operations support and management applications or purchase them from outside vendors. Accordingly, OSI must continuously educate customers about the advantages of OSI's products compared to internally developed network applications and competitors' products. There can be no assurance that OSI's current or potential competitors will not develop products comparable or superior to those developed by OSI or adapt more quickly than OSI to new technologies, evolving industry trends or changing customer requirements. If OSI is unable to compete successfully against current and future competitors, OSI's business will be materially and adversely affected.

OSI expects that international license, service and other revenues outside the United States will continue to account for a significant portion of its total revenues in future periods.* The Company intends to enter into additional international markets and continue to expand its operations outside of North America.* This expansion will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect OSI's operating margins.

Historically, the Company's transactions have been primarily in U.S. dollars. However, as the Company expands its operations and establishes more sales offices outside of the United States, transactions in non-U.S. currencies are likely to increase.* This would result in a corresponding increase in the Company's exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although OSI has attempted to reduce the risk of fluctuations in exchange rates by pricing its products and services in U. S. dollars, it pays its expenses in local currencies and does not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries in which OSI licenses its products could have a materially adverse effect on the Company's business by making its pricing non-competitive with products priced in local currencies.*

A key element of OSI's future business strategy is to develop relationships with leading companies that manufacture and market telecommunications equipment and to expand its system integrator and value-added reseller channels of distribution. OSI is currently investing and plans to continue investing significant resources to develop these relationships and channels of distribution.* There can be no assurance OSI will be able to attract additional systems integrators and resellers that can market OSI's product effectively. If OSI is unable to develop these relationships and market its products effectively, OSI's business operating results and financial condition could be materially and adversely affected.

OSI's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and various technical measures to protect its proprietary rights. Despite OSI's efforts, unauthorized parties may attempt to copy OSI's products or to obtain and use OSI's proprietary information. There can be no assurances that the steps taken by OSI will prevent misappropriation of its technology. These precautions may not preclude competitors from developing products with functionality or features similar to OSI's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While OSI believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurances that in the future there will not be infringement claims as the number of products and competitors in the industry increases. Any such claim, with or without merit, could be time consuming, result in costly litigation and divert technical and management personnel.* This could result in a material adverse impact on the Company's business.

Finally, OSI relies on software that it licenses from third parties, including software that is integrated with internally developed software and used in OSI's products to perform key functions. There can be no assurances that these third-party software licenses will continue to be available to OSI on commercially reasonable terms. Absence of these licenses could have a material adverse effect on the Company's business.

Based upon all of the above, OSI's quarterly revenues and operating results are likely to vary significantly in the future.* OSI also believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, it is likely that in some future quarter OSI's revenue or operating results will be below the expectations of public market analysts and investors.* If that occurs, the price of OSI's Common Stock could be materially, adversely affected.*

LIQUIDITY AND CAPITAL RESOURCES

In 1998, OSI experienced a net increase in cash and cash equivalents of $6.8 million, compared with a net decrease of $36.2 million in 1997 and a net increase of $53.2 million in 1996. The increase in 1998 was mainly caused by positive net cash from investing activities of $5.4 million, generated principally by sales of short term investments, and financing activities of $4.4 million, generated mainly by the issuance of common stock. Net cash used for operating activities was made up mainly of a $12.2 million net loss plus an adjustment of $6.4 million to reflect deferred income taxes. These were partially offset by depreciation and amortization of $7.8 million and decreases in accounts receivables of $4.1 million. The result was net cash used for operations of $2.9 million. The 1997 net decrease in cash and cash equivalents was driven largely by $25.4 million in short term investments, $12.2 million in purchases of property and equipment to support its growing operations and the purchase of assets from the Company's Australian distributor. The large increase in cash and cash equivalents in 1996 derived mainly from the Company's 1996 public offering and occurred despite an increase in amounts receivable of approximately $23.3 million.

As of June 30, 1998, OSI had working capital of approximately $59.4 million, including $41.3 million in cash, cash equivalents and short-term investments.
In addition, the Company has a $2.5 million unsecured revolving line of credit. Under that line of credit, which expires in December 1998, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate in effect, or (2) a fixed rate per year that is equal to 2% above the London Inter-Bank Offered Rate. As of June 30, 1998, no amounts had been borrowed under the line of credit. The agreement for the line of credit has certain financial covenants and, as of June 30, 1998, OSI was in compliance with those provisions.

Some of the Company's accounts receivable are beyond their payment terms. The Company maintains an allowance for doubtful accounts that is believed to be adequate to cover potential credit losses.* In 1997, the allowance for doubtful accounts increased by approximately $8.8 million to reflect increased exposure on certain accounts receivable. The allowance for doubtful accounts was increased in 1998 by approximately $0.4 million. On June 30, 1998, the Company's reserves for bad debt and sales returns were $3.8 million. OSI believes the current reserves are adequate to provide for potential credit losses or sales returns.*

OSI currently has material commitments of approximately $1.0 million for tenant improvements in its new facilities. Additionally, management intends to
continue to support the growth of OSI's operations.*   In 1998, OSI spent $3.9
million for capital items, principally computer hardware and software and communications equipment. Capital expenditures are likely to continue being significant in 1999 and in the future.*

OSI believes that its cash balances and its cash flow from operations are sufficient to support its working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy its working capital requirement, OSI may need to raise additional funds. That financing may not be available or, if it is, it may not be obtainable on terms that are favorable to OSI or its stockholders.* If OSI raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, OSI's business may be adversely affected.*

In September, 1998 the Company's board of directors authorized a stock repurchase program pursuant to which the Company could purchase up to 1,000,000 shares of its common stock on the open market. As of September 24, 1998 the Company had repurchased and retired approximately 30,000 shares of its common stock in the open market at an average purchase price of $5.75 for a total cost of $172,500.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the rate of return on its investments and international currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. It invests with high quality issuers and limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

The net assets of the Company's Australian subsidiary are denominated in Australian Dollars. The Company operates in certain countries in Latin America, Eastern Europe and Asia Pacific where there are limited forward currency exchange markets. The

Company has unhedged transaction exposures in these currencies. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section Part IV, Item 14(a)(1) and (2).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning OSI's directors is incorporated by reference from the section "Election of Directors" in OSI's Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 1998, and to be filed by OSI with the Securities and Exchange Commission within 120 days of the end of its fiscal year ("Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)      Financial Statements
            --------------------

The following financial statements are filed as part of this report:

                                                                                   Page
                                                                                   ----
      Independent Auditors' Report...............................................   23
      Consolidated Financial Statements:

       Consolidated Balance Sheets at June 30, 1998, and 1997....................    24
       Consolidated Statements of Operations for the years ended June 30, 1998,
         1997, and 1996..........................................................    25
       Consolidated Statements of Stockholders' Equity for the years ended June
         30, 1998, 1997, and 1996................................................    26
       Consolidated Statements of Cash Flows for the years ended June 30,
         1998, 1997, and 1996....................................................    27
       Notes to Consolidated Financial Statements................................    28

(a)(2) Financial Statement Schedules
       -----------------------------

     II - Valuation and Qualifying Accounts

Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits
        --------

     3.1/4             Certificate of Incorporation
     3.2/4             Bylaws, as amended to date
     10.1/1            Stock Option Plan and form of agreement
     10.2/5            1994 Stock Option Plan, as amended and Form of Agreement thereto
     10.3/5            1995 Employee Stock Purchase Plan, as amended and form of agreement thereto
     10.4/1            1995 Director Stock Option Plan
     10.4/1            Forms of Agreement to 1995 Director Stock Option Plan
     10.5/1            Form of Indemnification Agreement between the Registrant and its officers and directors
     10.6/1            Standard Office Lease-Gross between Registrant and PIWI Investments dated February 14, 1994
     10.7/1*           Stockholder Rights Agreement among Registrant, Tom L. Johnson, Richard G. Vento, and the purchasers of Preferred Stock named therein dated Sept. 27, 1995
     10.8/1            Voting Agreement among Registrant, Tom L. Johnson, Richard G. Vento and the purchasers of
                       Preferred Stock named therein dated September 27, 1995
     10.9/4            Form of Indemnification Agreement between the Registrant and its directors and officers
     10.10/5           Business Sale Agreement between the Registrant and Open Technology Pty. Limited dated March 14, 1997
     10.11/5           Contract of Purchase and Sale for purchase of real property between Registrant and The John A.
                       Sobrato 1979 Trust dated April 7, 1997
     10.12/6           Lease between Objective Systems Integrators, Inc. and Redsky Enterprises, Inc. dated January 13,
                       1997, as amended on March 30, 1998
     10.13/6           Agreement to Purchase Real Property between Objective Systems Integrators, Inc. and Redsky
                       Enterprises, Inc. dated March 30, 1998
     10.14/6           Relocation Loan Agreement between Objective Systems Integrators, Inc. and James K.R. Souders
                       dated April 14, 1998
     10.15/6           Promissory Note Secured by Deed of Trust between Objective Systems Integrators, Inc. and James
                       K.R. Souders dated April 14, 1998
     10.16/6           Deed of Trust with James K.R. Souders as Grantor and Objective Systems Integrators, Inc. as
                       Beneficiary dated April 14, 1998
     23.1              Independent Auditors' Consent
     24.1              Power of Attorney (See page 22.)
     27.1              Financial Data Schedule

_______________________
* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

/1 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995.

/2 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

/3 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form S-8 (Reg. No. 333-18189) as filed with the SEC on December 12, 1996.

/4 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form 8-B (Reg. No. 000-26886) as declared effective by the SEC on February 4, 1997.

/5 Incorporated by reference to exhibits filed with OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

/6 Incorporated by reference to exhibits filed with OSI's Quarterly Report on From 10-Q for the quarter ended March 31, 1998.

(b) Reports on Form 8-K. OSI did not file any reports on Form 8-K during the quarter ended June 30, 1998.

(c)  Exhibits.  See Item 14(a)(3) above.

(d)  Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    September 22, 1998      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                                  By: /s/ Tom L. Johnson
                                  ----------------------------------------------
                                  Tom L. Johnson, Co-Chief Executive Officer and
                                  Co-Chairman of the Board of Directors

Dated:    September 22, 1998      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                                  By: /s/ Richard G. Vento
                                  ----------------------------------------------
                                  Richard G. Vento, Co-Chief Executive Officer
                                  and Co-Chairman of the Board of Directors

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                       TITLE                                  DATE
---------------------------------       ----------------------------------------------      ------------------
/s/  Richard G. Vento                   Co-Chief Executive Officer and                      September 23, 1998
---------------------------------       Co-Chairman of the Board of Directors
(Richard G. Vento)

/s/ Tom L. Johnson                      Co-Chief Executive Officer and                      September 23, 1998
---------------------------------       Co-Chairman of the Board of Directors
(Tom L. Johnson)

/s/  David M. Allen                     Vice President, Finance and Admin-                  September 23, 1998
---------------------------------       istration and Chief Financial Officer
(David M. Allen)                        (Principal Financial and Accounting Officer)

/s/ Jonathan B. Shantz                  Director                                            September 23, 1998
---------------------------------
(Jonathan B. Shantz)

/s/  Dr. Kornel Terplan                 Director                                            September 23, 1998
---------------------------------
(Dr. Kornel Terplan)

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Objective Systems Integrators, Inc.

We have audited the accompanying consolidated balance sheets of Objective Systems Integrators, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Objective Systems Integrators, Inc. and subsidiaries at June 30, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information contained in it.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
August 3, 1998

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JUNE 30,
                                                                                  -------------  ------------
                                                                                       1998          1997
                                                                                  -------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents...................................................     $ 24,568       $17,817
    Short-term investments......................................................       16,718        25,424
    Accounts receivable, net of allowances of $1,517 in 1998 and $4,212 in 1997.       16,846        21,029
    Income tax refund receivable................................................          276         2,334
    Deferred income taxes.......................................................       22,918        16,812
    Prepaid expenses and other current assets...................................        1,336           860
                                                                                  -------------  ------------
       Total current assets.....................................................       82,662        84,276
Property and equipment, net.....................................................       15,129        17,449
Other assets, net...............................................................        3,567         6,306
                                                                                  -------------  ------------
       Total assets.............................................................     $101,358      $108,031
                                                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................     $  5,162      $  7,344
    Accrued compensation........................................................        5,667         4,450
    Accrued liabilities.........................................................        2,037         2,795
    Deferred revenue............................................................       10,386         6,518
                                                                                  -------------  ------------
       Total current liabilities................................................       23,252        21,107

Deferred income taxes...........................................................          586         1,481

Commitments (Note 6)

Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares
    in 1998 and 1997; issued and outstanding, none in 1998 and 1997.............           --            --
Common stock, $0.001 par value; authorized 100,000,000 shares;
    shares outstanding 34,792,000 in 1998 and 32,571,000 in 1997................       86,645        81,967
Deferred stock compensation.....................................................         (211)         (581)
Foreign currency translation adjustment.........................................       (1,127)         (326)
Retained earnings (deficit).....................................................       (7,787)        4,383
                                                                                  -------------  ------------
       Total stockholders' equity...............................................       77,520        85,443
                                                                                  -------------  ------------
       Total liabilities and stockholders' equity...............................     $101,358      $108,031
                                                                                  =============  ============

See notes to consolidated financial statements.
----------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED JUNE 30,
                                                     --------------------------------------
                                                         1998         1997          1996
                                                     -----------  ------------  -----------
Revenues:
   License........................................    $  33,252    $  31,376    $  38,525
   Service and other..............................       27,323       20,336       17,393
                                                     -----------  ------------  -----------
      Total revenues..............................       60,575       51,712       55,918
                                                     -----------  ------------  -----------

   Cost of revenues:
   License........................................        1,922        1,599        1,242
   Service and other..............................       22,844       22,830       12,691
                                                     -----------  ------------  -----------
      Total cost of revenues......................       24,766       24,429       13,933
                                                     -----------  ------------  -----------
Gross profit......................................       35,809       27,283       41,985
                                                     -----------  ------------  -----------

Operating expenses:
   Sales and marketing............................      33,364        27,581       15,604
   Research and development.......................      15,440        13,634        7,664
   General and administrative.....................       7,176        17,296        4,870
                                                     -----------  ------------  -----------
      Total operating expenses....................      55,980        58,511       28,138
                                                     -----------  ------------  -----------
Income (loss) from operations.....................     (20,171)      (31,228)      13,847

Other income, net.................................       1,823         2,537        2,003
                                                     -----------  ------------  -----------
Income (loss) before income taxes.................     (18,348)      (28,691)      15,850

Provision (benefit) for income taxes..............      (6,178)      (10,227)       6,175
                                                     -----------  ------------  -----------
Net income (loss).................................   $ (12,170)    $ (18,464)   $   9,675
                                                     ===========  ============  ===========

Earnings (loss) per share:
   Basic..........................................   $   (0.36)    $   (0.58)   $    0.33
                                                     ===========  ============  ===========
   Diluted........................................   $   (0.36)    $   (0.58)   $    0.29
                                                     ===========  ============  ===========

Shares outstanding:
   Basic..........................................      33,724        32,080       29,232
                                                     ===========  ============  ===========
   Diluted........................................      33,724        32,080       33,447
                                                     ===========  ============  ===========

See notes to consolidated financial statements.
----------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                DEFERRED     ACCUMULATED    RETAINED
                                          COMMON STOCK           STOCK       TRANSLATION    EARNINGS
                                      SHARES       AMOUNT     COMPENSATION   ADJUSTMENT     (DEFICIT)     TOTAL
                                     --------   -----------   ------------   ----------    ----------   --------
BALANCE at June 30, 1995............   27,038(1)    $ 2,310       $ (1,420)    $     --      $ 13,172   $ 14,062
Common stock issued at initial
public offering, net of offering
   costs of $6,059..................    3,450        59,491             --           --            --     59,491
Common stock issued under
 stock option plans, net............      813           672             --           --            --        672
Amortization of deferred stock
 compensation.......................       --            --            424           --            --        424
Tax benefit of exercise of stock
 options............................       --        10,734             --           --            --     10,734
Net income..........................       --            --             --           --         9,675      9,675
                                      --------   -----------       --------    ---------    ----------   --------
BALANCE at June 30, 1996............   31,301        73,207           (996)          --        22,847     95,058
Common stock issued under
 stock option plans, net............    1,270         1,986             --           --            --      1,986
Amortization and adjustment of
 deferred stock compensation........       --           (45)           415           --            --        370
Tax benefit of exercise of stock
 options............................       --         6,819             --           --            --      6,819
Accumulated translation
 adjustment.........................       --            --             --         (326)           --       (326)
Net loss............................       --            --             --           --       (18,464)   (18,464)
                                      --------   -----------       --------    ---------    ----------   --------
BALANCE at June 30, 1997............   32,571        81,967           (581)        (326)        4,383     85,443
Common stock issued under
 stock option plans, net............    2,221         4,377             --           --            --      4,377
Amortization of deferred stock
 compensation.......................       --            --            370           --            --        370
Tax benefit of exercise of stock
 options............................       --           301             --           --            --        301
Accumulated translation
 adjustment.........................       --            --             --         (801)           --       (801)
Net loss............................       --            --             --           --       (12,170)   (12,170)
                                      --------   -----------       --------    ---------    ----------   --------
BALANCE at June 30, 1998............   34,792       $86,645       $   (211)    $ (1,127)     $ (7,787)  $ 77,520
                                      ========   ===========       ========    =========    ==========   ========

(1) Includes conversion of 27,037 shares of Series A convertible preferred stock to 27,037 shares of common stock in the amount of $1,084 at initial public offering in November of 1995.

See notes to consolidated financial statements.
-----------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED JUNE 30,
                                                                               -------------------------------
                                                                                 1998        1997       1996
                                                                               --------    --------   --------
Cash flows from operating activities:
  Net income (loss).........................................................   $(12,170)   $(18,464)  $  9,675
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization...........................................      7,765       5,020      3,092
    Deferred income taxes...................................................     (6,382)     (8,050)      (345)
    Stock compensation expense..............................................        370         370        424
    Interest received on loans to stockholders..............................         --          --        212
    Effect of changes in:
      Accounts receivable, net..............................................      4,119      11,159    (23,280)
      Income tax refund receivable..........................................      2,058       5,376     (7,710)
      Prepaid expenses and other current assets.............................       (661)         58       (187)
      Accounts payable......................................................     (2,201)      3,938      1,601
      Accrued liabilities...................................................        523       4,597      1,196
      Income tax payable....................................................       (215)         --      9,862
      Deferred revenue......................................................      3,868       1,169      2,342
                                                                              ---------    --------   --------
  Net cash provided by (used for) operating activities......................     (2,926)      5,173     (3,118)
                                                                              ---------    --------   --------
Cash flows from investing activities:
  Sales (purchases) of short-term investments, net..........................      8,706     (25,424)        --
  Purchases of property and equipment.......................................     (3,943)    (12,186)    (7,577)
  Proceeds from sale of property and equipment..............................        598          --         --
  Purchases of other assets.................................................         --      (5,705)       (43)
  Loans to stockholders collected...........................................         --          --      4,200
                                                                              ---------    --------   --------
  Net cash provided by (used for) investing activities......................      5,361     (43,315)    (3,420)
                                                                              ---------    --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............................      4,377       1,986     60,163
  Repayments of line of credit, net.........................................         --          --       (400)
                                                                              ---------    --------   --------
  Net cash provided by financing activities.................................      4,377       1,986     59,763
                                                                              ---------    --------   --------
Effect of exchange rates on cash............................................        (61)        (15)        --
                                                                              ---------    --------   --------
  Net increase (decrease) in cash and cash equivalents......................      6,751     (36,171)    53,225
Cash and cash equivalents:
  Beginning of the year.....................................................     17,817      53,988        763
                                                                              ---------    --------   --------
  End of the year...........................................................  $  24,568    $ 17,817   $ 53,988
                                                                              =========    ========   ========
Cash paid during the year for:
  Interest..................................................................  $      --    $     --   $     49
  Income taxes..............................................................  $      --    $     --   $  3,790

See notes to consolidated financial statements.
-----------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Objective Systems Integrators, Inc. ("OSI") develops, markets and supports object-oriented, client/server software solutions for network operations support and management. OSI's NetExpert/(R)/ family of products includes a software framework, high level development tools, network operations support and management application components, and related professional services. These products and services are designed for use in complex, critical networks to enable the rapid deployment of new and enhanced services.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of OSI and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Use of Estimates
----------------

The preparation of financial statements that conform to generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and
(3) the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and the differences may be material to the financial statements.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash on deposit with banks and high-quality money market instruments with original maturities of 90 days or less. Due tBecause of o the short period of time to maturity, fair values of cash equivalents approximate cost.

Short-term Investments
----------------------

Short-term investments are classified as available-for-sale. At June 30, 1998 and 1997, investments consisted of approximately $4.0 million and $9.1 million of debt securities issued by U.S. Government agencies, respectively, and approximately $12.7 million and $16.3 million of corporate debt securities, respectively, both carried at fair value. At June 30, 1998 and 1997, gross unrealized gains and losses on available-for-sale investments were not significant. Amortized cost approximates fair value. Contractual maturities of short-term investments at June 30, 1998, and 1997 were generally within one year.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years.

Other Assets
------------

Other assets consist primarily of goodwill and intangible assets, and include certain software development costs. Costs for the research and development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established. At that time, additional costs are capitalized (until product is available for general release to customers). Amortization of software development costs is computed using the straight-line method over the estimated economic life of the products, not to exceed three years. Goodwill and intangible assets are being amortized over the estimated usefulness of the assets which range from three to seven years.

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     ---------------------------------------------------------------------
Assets to Be Disposed Of.  SFAS No. 121 requires impairment losses to be
------------------------
recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows that will be generated by the assets are less than their carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. OSI adopted SFAS No. 121 in fiscal year 1997 and the adoption did not have a significant effect on its results of operations or financial position.

Revenue Recognition
-------------------

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 97-2, Software Revenue Recognition, which supersedes
                               ----------------------------
SOP No. 91-1. SOP No. 97-2 is effective for fiscal year 1999 and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Additionally, in March 1998, the AICPA issued SOP No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2,
              ---------------------------------------------------------
Software Revenue Recognition, which provides additional guidance on SOP No.
----------------------------
97-2. Based on OSI's current interpretation of the requirements of SOP No. 97-2 and SOP No. 98-4, application of these statements are is not anticipated to materially impact OSI's revenues, results of operations or financial condition.

Revenues consist primarily of fees for licenses of OSI's software products, maintenance and customer support and consulting contracts.

License Revenue:   Software licenses are generally granted and priced on a per server basis, although OSI may grant site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a non-cancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although OSI's license agreements generally do not provide for a right of return, reserves are maintained for returns and estimated credit losses.

Service and Other Revenue: Revenue from customer support contracts is recognized ratably over the term of the agreement, which is typically one year. Other revenue is derived primarily from professional services. This revenue is generally recognized using the percentage-of-completion method or on a time-and-materials basis. At June 30, 1998, and 1997, accrued liabilities included an accrual of $0.7 million and $2.2 million, respectively, for estimated losses on service contracts in progress.

Deferred Revenue: Deferred revenue includes unearned amounts received under support contracts, amounts billed to customers but not recognized as revenue and reserves for sales returns.

Concentration of Credit Risks
-----------------------------

OSI primarily licenses its products to customers in the telecommunications industry. It performs periodic credit evaluations of its customers and generally does not require collateral or other security to support accounts receivable, maintaining reserves for credit losses. An estimate for those losses has been provided for in the consolidated financial statements.

Net Income (Loss) Per Share
---------------------------

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which was adopted by OSI in the second quarter of fiscal
------------------
1998.   SFAS 128 requires computation of net income per share using two different methods, basic and diluted, and disclosure of the methods used for calculation. Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. During loss periods, the effect of options are excluded from the computation as they would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   YEAR ENDED JUNE 30,
                                                     1998        1997      1996
                                                   --------    --------   -------
Net income (loss)................................. $(12,170)   $(18,464)  $ 9,675
                                                   ========    ========   =======
Weighted average shares outstanding...............   33,724      32,080    29,232
Dilutive effect of employee stock option plans....       --          --     4,215
                                                   --------    --------   -------
Diluted shares outstanding........................   33,724      32,080    33,447
                                                   ========    ========   =======
Basic net income (loss) per share................. $  (0.36)   $  (0.58)  $  0.33
Diluted net income (loss) per share............... $  (0.36)   $  (0.58)  $  0.29

Common stock equivalents that may be potentially dilutive in future periods are not included in the calculation of diluted shares outstanding because doing so would have an anti-dilutive effect on diluted net income (loss) per share. Common stock equivalents not included in the computation were 2.3 million and
2.4 million in 1998 and 1997, respectively.

Stock-Based Compensation
------------------------

OSI accounts for stock-based awards to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock
                                                         --------------------
Issued to Employees and its related interpretations.
-------------------

Foreign Currency Translation
----------------------------

The functional currency of OSI's foreign operations is the local country's currency. Consequently, assets and liabilities of operations outside of the United States are translated into U.S. dollars using year-end exchange rates. Results of operations are translated using average rates. The effects of foreign currency translation adjustments are included as a component of stockholders' equity.

Income Taxes
------------

Income taxes are recorded using a method that requires recognizing deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the amounts carried on the financial statements and the tax bases of those assets and liabilities.

New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued SFAS No. 130, Comprehensive Income, which will be
                                            --------------------
adopted by OSI in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" will include foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. OSI anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

In June 1997, the FASB adopted SFAS No. 131, Disclosures about Segments of an
                                             --------------------------------
Enterprise and Related Information, which establishes annual and interim
----------------------------------
reporting standards for a company's business segments. It also establishes standards for related disclosures about products, services, geographic areas and major customers. Adoption of SFAS No. 131 will not impact OSI's consolidated financial position, results of operations or cash flows. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Reclassification
----------------

Certain prior-year balances have been reclassified to conform to current year presentation.


2.   Property and Equipment

Property and equipment at June 30 consists of (in thousands, except estimated useful lives in parenthesis):

                                               1998       1997
                                           ----------   --------
Land......................................   $  2,022   $  2,592
Computer equipment (3 to 7 years).........     22,371     19,143
Furniture and fixtures (7 years)..........      2,286      2,094
Machinery and equipment (5 years).........      2,243      2,004
Trade show equipment (5 years)............        557        399
Leasehold improvements (5 years)..........        686        573
                                           ----------   --------
  Total...................................     30,165     26,805

Accumulated depreciation and amortization.    (15,036)    (9,356)
                                           ----------   --------
  Property and equipment, net.............   $ 15,129   $ 17,449
                                           ==========   ========

3. Other Assets

Other assets at June 30 consists of (in thousands):

                                   1998       1997
                                ---------   -------

Software development costs.....   $ 1,128   $ 1,139
Deposits.......................       405       323

Goodwill and other intangibles.     4,068     6,055
                                ---------   -------
   Total.......................     5,601     7,517

Accumulated amortization.......    (2,034)   (1,211)
                                ---------   -------
   Other assets, net...........   $ 3,567   $ 6,306
                                =========   =======

4. Line of Credit

OSI has a $2.5 million unsecured revolving line of credit. Under the line of credit, which expires in December 1998, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate in effect, or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of June 30, 1998, no amounts had been borrowed under the line of credit. The agreement for the line of credit has certain financial covenants and, as of June 30, 1998, OSI was in compliance with those provisions. In addition, as of June 30, 1998, OSI has two letters of credit outstanding, one collateralized by this line of credit in the amount of $71,000 and the other collateralized by one of OSI's foreign bank accounts in the amount of $78,000.

5.   Income Taxes

The provision (benefit) for income taxes for the years ended June 30, consists of (in thousands):

                                                1998       1997      1996
                                             ---------   --------    ------
Current:
  Federal...................................  $     --   $ (2,334)   $5,144
  State.....................................        --         --     1,172
  Foreign...................................       204        157       204
                                             ---------   --------    ------
   Total current............................       204     (2,177)    6,520
                                             ---------   --------    ------

Deferred:
  Federal...................................    (5,245)    (6,642)     (206)
  State.....................................    (1,137)    (1,408)     (139)
                                             ---------   --------    ------
   Total deferred...........................    (6,382)    (8,050)     (345)
                                             ---------   --------    ------
Total provision (benefit) for income taxes.. $  (6,178)  $(10,227)   $6,175
                                             =========   ========    ======

The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to common stock. This amount was approximately $0.3 million, $6.8 million and $10.7 million in 1998, 1997 and 1996, respectively.

Total income tax (benefit) expense for the years ended June 30, differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                          1998        1997       1996
                                                       --------   ---------   -------
Income tax (benefit) expense at statutory rate........  $(6,422)  $ (10,042)   $5,548
State tax (benefit) expense, net of federal benefit...     (209)       (940)      951
Tax benefit of exempt FSC income......................       --          --      (184)
Research and other tax credits........................     (616)       (482)     (254)
Other.................................................    1,069       1,237       114
                                                       --------   ---------   -------
   Total provision (benefit) for income taxes.........  $(6,178)  $ (10,227)   $6,175
                                                       ========   =========   =======

The components of deferred tax assets and liabilities at June 30, consist of (in thousands):

                                                                      1998        1997
                                                                    --------   ----------
Deferred tax assets:
Allowances for doubtful accounts and sales returns.................  $   604    $ 2,698
   Deferred compensation...........................................    1,083      1,169
   Accrued expense.................................................    1,955         53
   Net operating loss carryforwards and tax credit carryforwards...   19,276     12,892
                                                                    --------   ----------
Total deferred tax assets..........................................   22,918     16,812
                                                                    --------   ----------

 Deferred tax liabilities:
Depreciation and amortization......................................     (278)      (278)
 Capitalized software..............................................      (17)       (77)
 Goodwill and intangible assets....................................     (227)      (927)
 Other.............................................................      (64)      (199)
                                                                    --------   ----------
Total deferred tax liabilities.....................................     (586)    (1,481)
                                                                    --------   ----------
        Deferred income taxes, net.................................  $22,332    $15,331
                                                                    ========   ==========

As of June 30, 1998, OSI had net operating loss carryforwards of approximately $40.0 million and $30.0 million for federal and state purposes, respectively. These expire at various dates between 2001 and 2013. It also had federal and state credit carryforwards of approximately $2.0 million and $1.0 million, respectively. These, which will expire at various dates between 1999 and 2013.

6.   Lease Obligations and Commitments

OSI leases its office facilities under operating lease agreements. Rent expense was approximately $2.7 million, $1.9 million and $1.2 million for 1998, 1997 and 1996, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

         YEAR ENDING JUNE 30,
         --------------------
                1999............................  $    2,867
                2000............................       2,123
                2001............................       1,712
                2002............................       1,347
                2003............................         822
                Thereafter......................       6,274
                                                  ----------
                Total...........................  $   15,145
                                                  ==========

In 1997, OSI purchased for $2.6 million, a parcel of land that will be used to replace certain of its current facilities and to allow for further expansion. In conjunction with this land purchase, OSI expects to subdivide the parcel and enter into sale-lease back arrangements with a developer as buildings are constructed. In 1998, the first parcel was transferred to the developer in a sale-lease back. The start date of the lease is dependent on completion of construction of the building, which is expected to occur in November of 1998.

In 1998, a suit was filed against OSI by a former employee for breach of contract. OSI does not believe the allegations have merit and vigorously intends to defend the action. However there can be no assurances that OSI will prevail. If OSI does not prevail, the damages, if any, cannot be estimated at this time. No provision for any loss which may result from the outcome of this matter has been made in the accompanying financial statements.

7.   Employee Benefit Plan

OSI has adopted a qualified 401(k) profit sharing plan ("401(k) Plan") for all eligible employees who have attained the age of 21 years and completed three months of service. OSI may contribute a discretionary matching contribution as a percentage of an employee's salary contribution. OSI currently makes a discretionary matching contribution, on a payroll-by-payroll basis, of 50% of the employee's salary contribution. The maximum employee contribution matched is 4%. Additionally, the Company may make a discretionary lump sum profit sharing contribution to the plan. OSI's contributions to the 401(k) Plan were approximately $391,000, $557,000 and $328,000 in 1998, 1997 and 1996,
respectively. Vesting on any OSI lump sum contributions is on a graduated schedule, fully vesting after the seventh year of service.

8.   Related Party Transactions

In 1998 and 1997, OSI had revenues of approximately $0.30 and $1.0 million, respectively, from Omnipoint Communications, Inc. ("Omnipoint"). The President and Chief Executive Officer of Omnipoint is a member of the Board of Directors of OSI. Accounts receivable from Omnipoint were approximately $144,000, and $36,000 as of June 30, 1998 and 1997, respectively. Additionally, in 1997, OSI had revenues of approximately $3.0 million from Cisco Systems, Inc. ("Cisco"). Cisco currently owns 1,315,789 shares of OSI common stock and a Vice President of Cisco is a member of OSI's Board of Directors. OSI had no revenue from Cisco in 1998 and accounts receivable from Cisco as of June 30, 1998 and 1997 were insignificant.

9. Segment and Geographic Information and Significant Customers

OSI conducts its business in one business segment. In 1998, revenues from one of OSI's existing customers, a global telecommunications company, accounted for approximately 12% of total revenues. In 1997 and 1996, no customer accounted for more than ten percent of total revenues.


Export sales information as a percentage of total revenues is as follows ("Other" consists of export sales to Latin America and Canada):

                                              YEAR ENDED JUNE 30,
                                             -------------------
                                              1998   1997   1996
                                             -----   ----   ----
       Europe..............................     10%     7%     5%
       Asia and Pacific Rim................     14     17     23
       Other...............................     10      4      3
                                             -----   ----   ----
       Total...............................     34%    28%    31%
                                             =====   ====   ====

10.  Stockholder's Equity

Reincorporation
---------------

In 1997, OSI's shareholders approved a change in the Company's state of incorporation from California to Delaware ("Reincorporation") through a merger of Objective Systems Integrators, Inc., a California corporation ("OSI California"), with OSI's wholly owned subsidiary, Objective Systems Integrators, Inc., a Delaware corporation ("OSI Delaware"). Among other things in connection with the Reincorporation, the authorized shares of OSI's common were increased from 50,000,000 shares to 100,000,000 shares and a par value of $0.001 per share was established. As of the effective date of the merger, OSI California ceased to exist. The Reincorporation resulted only in change in the legal domicile of OSI. It did not result in any change of name, business, management, employees, fiscal year, assets or liabilities, The Nasdaq Stock Market trading symbol
(OSII) or the location of any of OSI's facilities.

Common Stock
------------

In November 1995, OSI completed the initial public offering of its common stock. It sold 3,450,000 shares of common stock for net proceeds of approximately $59.5 million.

Preferred Stock
---------------

On the closing of OSI's initial public offering all issued and outstanding shares of Series A convertible preferred stock were converted into 27,037,000 shares of common stock. As of June 30, 1998, no preferred shares were outstanding.

Stock Option Plans
------------------

OSI's 1994 Non-Qualified Stock Option Plan ("Non-Qualified Plan") provides for grants of nonqualified stock options to officers, key employees, consultants and directors of OSI. The option price cannot be less than the fair value of the stock at the date of grant. Options granted under the Non-Qualified Plan generally become exercisable after one year in 20% annual increments and expire ten years from the date of grant. OSI has reserved 4,070,000 shares of common stock for issuance under the Non-Qualified Plan. No shares are available for future grant under this Pplan.

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

At the close of 1998, 3,508,000 shares were available for future issuance under the stock option plans. Option activity under all plans was as follows (in thousands, except prices):

                                              OPTIONS        WEIGHTED
                                            OUTSTANDING    AVERAGE PRICE
                                          -------------    -------------
     Balance at June 30, 1995............         4,575          $ 0.48
       Granted...........................         1,196          $19.70
       Exercised.........................          (776)         $ 0.09
       Canceled..........................           (52)         $ 4.51
                                          -------------
     Balance at June 30, 1996............         4,943          $ 5.14
       Granted...........................         3,529          $ 9.76
       Exercised.........................          (977)         $20.84
       Canceled..........................        (1,873)         $18.98
                                          -------------
     Balance at June 30, 1997............         5,622          $ 4.29
       Granted...........................         1,414          $ 9.16
       Exercised.........................        (1,629)         $ 1.36
       Canceled..........................          (429)         $ 5.19
                                          -------------
     Balance at June 30, 1998............         4,978          $ 6.58
                                          =============

In April 1997, OSI repriced outstanding options to purchase approximately 1,430,000 shares of common stock having exercise prices ranging from $10.18 to $43.25 per share. The new exercise price was $6.00 per share. The closing price of the common stock on the date of the repricing was $4.38. The repriced options are included as both canceled and re-granted options in the table above.

A summary of outstanding and exercisable stock options as of June 30, 1998, is as follows (in thousands, except prices):

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                  --------------------------------------------------------------------------
                                                 WEIGHTED
                                                 AVERAGE       WEIGHTED                            WEIGHTED
 RANGE OF                                       REMAINING      AVERAGE                             AVERAGE
 EXERCISE                           NUMBER      CONTRACTUAL    EXERCISE         NUMBER             EXERCISE
 PRICES                           OUTSTANDING     LIFE          PRICE          EXERCISABLE           PRICE
-------------                     -----------   -----------    --------       -----------          --------
$0.08-$0.18                          1,076         5.76         $ 0.09             752               $ 0.09
$4.38                                  841         8.80         $ 4.38             228               $ 4.38
$6.00-$7.00                          1,337         7.98         $ 6.15             618               $ 6.00
$8.38-$14.50                         1,524         9.36         $10.28             266               $12.00
$25.50                                 200         8.05         $25.50              96               $25.50
                                  -----------                                  -----------
$0.08-$25.50                         4,978         8.06         $ 6.58           1,960               $ 5.31
                                  ===========                                  ===========

Employee Stock Purchase Plan
----------------------------

In August 1995, OSI adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code. 1,487,500 shares of Common Stock are authorized for issuance under the Purchase Plan as of June 30, 1998. Eligible employees can purchase common stock at a price no less than 85% of the lower of the fair market value at the beginning of each twenty-four month offering period or at the end of each six-month exercise period. The six-month periods begin in May and November. Purchases are limited to 15% of an employee's compensation. In 1998, 1997 and 1996, 592,000, 260,000 and 37,000 shares, respectively, of common stock were issued under the Purchase Plan and 599,000 shares were reserved for future issuance.


Additional Stock Plan Information
---------------------------------

OSI follows the provisions of APB No. 25, Accounting for Stock Issued to
                                          ------------------------------
Employees, for financial reporting purposes.  It has adopted the disclosure-only
---------
provisions of SFAS No. 123, Accounting for Stock-Based Compensation.
                            ---------------------------------------

The weighted average "estimated grant date fair value," as defined by SFAS 123, for options granted under OSI's stock option plans in 1998, 1997 and 1996 was $5.67, $5.96 and $9.96 per share, respectively. The weighted average "estimated grant date fair value,", for purchases under OSI's Employee Stock Purchase Plan in 1998, 1997 and 1996 was $4.09, $4.37 and $ 6.55 per share, respectively. These estimates are calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. This significantly differs from OSI's stock option awards. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for OSI's stock option and purchase awards:

                                                   1998   1997   1996
                                                   ----   ----   ----
      STOCK OPTION PLANS:
      Expected dividend yields....................    -  %   -  %   -  %
      Expected stock price volatility.............   77.0%  80.0%  75.0%
      Risk free interest rate.....................    5.7%   6.8%   6.7%
      Expected life following vesting (years).....    1.7    1.7    1.7

      STOCK PURCHASE PLAN:
      Expected dividend yields....................    -  %   -  %   -  %
      Expected stock price volatility.............   77.0%  80.0%  75.0%
      Risk free interest rate.....................    5.5%   5.4%   5.5%
      Expected life (years).......................    0.5    0.5    0.5

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share:

Under the provisions of SFAS 123, had OSI recorded compensation expense based on the estimated grant date fair value for awards under its stock option and stock purchase plans, OSI's net income (loss) and net income (loss) per share would
have changed.   The amounts below represent the pro forma amounts for OSI's
1998, 1997 and 1996 fiscal years (in thousands, except for per share amounts):

                                              1998        1997       1996
                                           ---------   ---------   -------
Net income (loss) as reported.............  $(12,170)   $(18,464)   $9,675
Pro forma net income (loss)...............  $(22,984)   $(26,915)   $7,883

Diluted income (loss) per share...........  $  (0.36)   $  (0.58)   $ 0.29
Pro forma diluted income (loss) per share.  $  (0.68)   $  (0.84)   $ 0.24

In accordance with SFAS No. 123, the impact of stock options granted before 1996 has been excluded from this pro forma calculation. As a result, the 1998, 1997 and 1996 pro forma adjustments do not reflect future period pro forma adjustments when the calculation will apply to all applicable stock options.



Deferred Stock Compensation
---------------------------

In 1996, OSI recorded deferred compensation of $2,272,000 to reflect the difference between the grant price and the deemed fair value of certain options granted in 1995 and 1994 for its common stock. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization of this compensation expense was $370,000, $415,000 and $424,000 for fiscal 1998, 1997 and 1996, respectively.

                                   ******

                                  SCHEDULE II

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                      BALANCE       ADDITIONS                BALANCE
                                        AT          CHARGED                    AT
                                      BEGINNING       TO                     END OF
          CLASSIFICATION              OF PERIOD    OPERATIONS   DEDUCTIONS   PERIOD
--------------------------------      ---------    ----------   ----------   -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended:
  June 30, 1996................          $  360      $     963    $   (336)     $  987
                                   ============      =========   =========    ========

  June 30, 1997................          $  987      $   8,846    $ (5,621)     $4,212
                                   ============      =========   =========    ========

  June 30, 1998................          $4,212      $     400    $ (3,095)     $1,517
                                   ============      =========   =========    ========


ALLOWANCE FOR SALES RETURNS:

Year Ended:
  June 30, 1996................          $  250      $      --    $   (150)     $  100
                                   ============      =========   =========    ========

  June 30, 1997................          $  100      $   5,371    $ (3,171)     $2,300
                                   ============      =========   =========    ========

  June 30, 1998................          $2,300      $   2,894    $ (2,882)     $2,312
                                   ============      =========   =========    ========