Form 10-Q
period 1998-09-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1998-11-13
CIK 892191

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 (916) 353-2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes             No    X
                                                   -----          -----

  Number of shares of registrant's common stock outstanding as of October 31,
                                1998: 34,816,503

--------------------------------------------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements...........................................         1

          Condensed Consolidated Balance Sheets at September 30, 1998
          and June 30, 1998.....................................................................         1

          Condensed Consolidated Statements of Operations for the three
          months ended September 30, 1998 and 1997..............................................         2

          Condensed Consolidated Statements of Cash Flows for the three
          months ended September 30, 1998 and 1997..............................................         3

          Notes to Condensed Consolidated Financial Statements..................................         4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................         5

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.............................        14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................        15

Item 6.   Exhibits and Reports on Form 8-K......................................................        16

SIGNATURE.......................................................................................        16

        Exhibit 99(A)   Revised 1995 Employee Stock Purchase Plan

        Exhibit 99(B)   Excerpted from Letter Agreement for David M. Allen

        Exhibit 99(C)   Excerpted from Letter Agreement for Philip N. Cardman

        Exhibit 99(D)   Letter Agreement for Jerry P. Johnson

        Exhibit 99(E)   Employment Agreement for James K.J. Souders

        Exhibit 99(F)   Employment Agreement for Patric Olenczak

         Exhibit 27.1   Financial Data Schedule

PART I.   FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            SEPTEMBER 30,           JUNE 30,
                                                                                 1998                 1998
                                                                            -------------        --------------
                                                                             (UNAUDITED)               (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................      $  29,469             $  24,568
  Short-term investments..................................................         14,026                16,718
  Accounts receivable (net of allowance of $1,521 and $1,517).............         15,480                16,846
  Deferred income taxes...................................................         23,167                23,194
  Prepaid expenses and other current assets...............................          1,617                 1,336
                                                                                ---------             ---------
     Total current assets.................................................         83,759                82,662
Property and equipment, net...............................................         15,299                15,129
Other assets, net.........................................................          3,338                 3,567
                                                                                ---------             ---------
     Total assets.........................................................      $ 102,396             $ 101,358
                                                                                =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................      $   5,169             $   5,162
  Accrued liabilities.....................................................          7,896                 7,704
  Deferred revenue........................................................         11,212                10,386
                                                                                ---------             ---------
     Total current liabilities............................................         24,277                23,252

Deferred income taxes.....................................................            502                   586

Stockholders' equity:
  Common stock............................................................         86,617                86,434
  Accumulated translation adjustment......................................         (1,287)               (1,127)
  Retained earnings (deficit).............................................         (7,713)               (7,787)
                                                                                ---------             ---------
     Total stockholders' equity...........................................         77,617                77,520
                                                                                ---------             ---------
     Total liabilities and stockholders' equity...........................      $ 102,396             $ 101,358
                                                                                =========             =========

(1) Information in this column derived from the Company's audited consolidated balance sheet as of June 30, 1998


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ------------------------------
                                                                        1998                 1997
                                                                      --------             ---------
Revenues:
  License.......................................................      $ 11,428             $   2,802
  Service and other.............................................         6,532                 4,601
                                                                      --------             ---------
     Total revenues.............................................        17,960                 7,403
                                                                      --------             ---------
Cost of revenues:
  License.......................................................           449                   311
  Service and other.............................................         4,670                 5,079
                                                                      --------             ---------
     Total cost of revenues.....................................         5,119                 5,390
                                                                      --------             ---------
Gross profit....................................................        12,841                 2,013
                                                                      --------             ---------
Operating expenses:
  Sales and marketing...........................................         7,379                 7,367
  Research and development......................................         4,482                 3,442
  General and administrative....................................         1,497                 1,852
                                                                      --------             ---------
     Total operating expenses...................................        13,358                12,661
                                                                      --------             ---------
Income (loss) from operations...................................          (517)              (10,648)

Other income, net...............................................           639                   515
                                                                      --------             ---------
Income (loss) before income taxes...............................           122               (10,133)

Provision (benefit) for income taxes                                        48                (3,323)
                                                                      --------             ---------
Net income (loss)...............................................      $     74             $  (6,810)
                                                                      ========             =========
Earnings (loss) per share:
  Basic.........................................................      $   0.00             $   (0.21)
                                                                      ========             =========
  Diluted.......................................................      $   0.00             $   (0.21)
                                                                      ========             =========
Weighted-average shares outstanding:
  Basic.........................................................        34,807                32,661
                                                                      --------             ---------
  Diluted.......................................................        35,930                32,661
                                                                      ========             =========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                      1998                  1997
                                                                                    --------              --------
Cash flows from operating activities:
  Net income (loss)........................................................         $     74              $ (6,810)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
   Depreciation and amortization...........................................            1,727                 1,595
   Deferred income taxes...................................................              (50)               (3,691)
   Stock compensation expense..............................................              105                    93
   Effect of changes in:
     Accounts receivable...................................................            1,357                 8,758
     Prepaid expenses and other current assets.............................             (456)                 (608)
     Accounts payable......................................................                9                (1,811)
     Accrued liabilities...................................................              206                  (865)
     Deferred revenue......................................................              826                  (400)
                                                                                    --------              --------
        Net cash provided by (used for) operating activities...............            3,798                (3,739)
                                                                                    --------              --------
Cash flows from investing activities:
   Sales (purchases) of short-term investments.............................            2,692                (2,147)
   Purchases of property and equipment.....................................           (1,631)               (1,612)
                                                                                    --------              --------
        Net cash provided by (used for) investing activities...............            1,061                (3,759)
                                                                                    --------              --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.............................              250                    34
   Purchase of treasury stock..............................................             (172)                 ----
                                                                                    --------              --------
        Net cash provided by financing activities..........................               78                    34
                                                                                    --------              --------
Effect of exchange rate changes on cash....................................              (36)                   24
                                                                                    --------              --------
        Net increase (decrease) in cash and cash equivalents...............            4,901                (7,440)
Cash and cash equivalents:
  Beginning of the period..................................................           24,568                17,817
                                                                                    --------              --------
  End of the period........................................................         $ 29,469              $ 10,377
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

     These financial statements should be read in conjunction with the audited financial statements and their notes contained in OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.

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

     Under SFAS 128, basic net income (loss) per share is computed using the weighted average of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued following the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations as their inclusion would have the effect of showing a smaller loss per share.

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, which we adopted in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                         FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                    ---------------------------------------
(IN THOUSANDS)                           1998                     1997
                                    ---------------         ---------------
Net income (loss)                     $          74           $      (6,810)
Foreign Currency Translation
  Losses                                       (160)                   (192)
                                    ---------------         ---------------
Total Comprehensive Income            $         (86)          $      (7,002)
                                    ===============         ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We have identified them with an asterisk (*). Our actual results may differ materially because in making these statements we have had to make a number of assumptions about risks, both known and unknown. Some of these assumptions involve the impact of fluctuations in our quarterly results, our ability to effectively manage growth, the rate of expansion in our professional services and customer support organizations, our management of product transitions, the impact of product and customer concentrations on future growth, our ability to attract and retain key employees, the growth of emerging markets for our products and their ability to absorb new technologies, the effects of the Year 2000 transition on OSI and our customer base, the effects of competition and technological change in our markets, the impact of the current turmoil in international markets, the relative strength of the U.S. dollar against other currencies, the continued viability of our third-party relationships, our ability to protect our proprietary technology, the effects of changes in, or our failure to comply with, government regulations, and projections regarding overall economic and business conditions. For a more detailed discussion of these risks and some of the other factors that have and will affect our business, see OSI's Annual
                                                          ---
Report on Form 10-K for the fiscal year ended June 30, 1998.  See also the
                                                              --------
Section titled "Factors That May Affect Future Results" in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software for service and network management. We were founded in June 1989 and began shipments of our NetExpert(R) product line in August 1990. As of September 30, 1998, we had directly or indirectly licensed our products to more than 200 customers around the world.

A typical NetExpert sale includes a combination of license fees, fees for professional services and fees for customer support and training. Revenue from licensing, servicing and supporting NetExpert products has accounted for substantially all of our revenues since OSI was founded. In addition, a large part of our revenue has come from substantial orders placed by large organizations. We do not believe that these factors will change in the near term.*

The timing of large orders and their fulfillment has caused material fluctuations in our operating results, particularly on a quarterly basis. We do not believe that this situation is likely to change.* For this reason and others, some of which are discussed in "Factors That May Affect Future Results," you should expect that our quarterly revenues and operating results will vary significantly in the future, that period-to-period comparisons of our revenues and results are not necessarily meaningful and that quarterly revenues should not be relied on as indications of future performance.*

Over the past several years, we have experienced a shift in our customer base and in our product and services offerings. A growing percentage of our sales are being made to new, emerging communications service providers. Rather than buying "point" solutions for one requirement, they frequently procure a full suite of service and network operational support systems using NetExpert and NetExpert-based application components. In addition, many of these customers do not have adequate in-house staff to rapidly deploy a full suite of NetExpert solutions. Therefore, they tend to rely increasingly on us for help in deploying their operational support systems.

The effects of this shift have been a lengthening of the sales cycle, an increase in the relative percentage of our business involving professional services, an increase in the time required for a successful implementation of our solutions and an increase in customer credit risks. Another effect has been a relative increase in time between the execution of a customer contract and time at which we recognize revenue from that contract. Moreover, we expect that these effects will continue for the forseeable future.*

We distribute and sell our NetExpert products in North America primarily through a direct sales force. Outside of North America, we typically sell our products and services through systems integrators, local distributors and, to a lesser extent, through an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our operations outside of North America by expanding our direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships.* See further discussion in the "Results of
                                     ---
Operations" section below.

For the first quarter of fiscal 1999, we had a net income of $0.1 million compared to a net loss of $6.8 million for the same period in fiscal 1998. Some of the factors that contributed to this increase in net income are described in the following "Results of Operations" section. We are continuing to follow a strategy that is aimed at (1) focusing on the emerging and wireless service provider markets, (2) narrowing our product development and professional services efforts to achieve more reusable application components, (3) building stronger sales and customer interface organizations, and (4) forging new strategic alliances while strengthening our existing relationships. While we believe this strategy helped the company to grow revenues and build a backlog of orders during fiscal 1998, we can give no assurances that this strategy will continue to be successful. Some orders we include in our backlog may be cancelled without significant penalty.

RESULTS OF OPERATIONS

REVENUES:
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------------
(IN THOUSANDS, EXCEPT
 PERCENTAGES)                     1998             CHANGE             1997
                                ---------         --------          ---------
License                          $ 11,428              308%           $ 2,802
Percentage of revenues                 64%                                 38%
Service and other                $  6,532               42%           $ 4,601
Percentage of revenues                 36%                                 62%
Total revenues                   $ 17,960              143%           $ 7,403

OSI's revenues are derived primarily from license fees and fees for a full range of services complementing our products, including professional services, software maintenance, customer support and training. The increase in total revenues for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, is a result of a greater volume of orders for our products and professional services and an increase in customer acceptances for licenses. List prices for our products and services did not change significantly during the comparison periods. See additional discussion in the
                                              ---
"Overview" section above.

License Revenues. Software licenses are generally granted and priced on a per-instance, per-server basis, although we sometimes grant site, network-wide or enterprise-wide licenses for larger operating support systems or networks. License revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, and collection is probable. Revenues under contracts that require significant customization of our application components are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although our license agreements generally do not provide for a right of return, we maintain reserves for returns and potential credit losses.

The increase in license revenues in absolute dollars and as a percentage of total revenues for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, was due to an increase in orders for our products from both existing and new customers. License revenues represented the majority of total revenues for the three months ended September 30, 1998. We anticipate that this will continue to be the case in the foreseeable future.* However, we believe that historic growth rates in our license revenues should not be relied on to predict future growth rates.*

We adopted Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", effective July 1, 1998. This did not have, and is not expected to have, a material effect on our revenues and net income. However, the accounting profession is currently developing guidelines on the proper implementation of SOP 97-2. These guidelines could lead to changes in how we recognize revenue. That, in turn, could have a material effect on our future revenue and net income.

Services and Other Revenues. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria have been met. We offer support contracts to our customers which provide for unlimited telephone support, product updates and technical support during the support period. Support revenues are deferred and recognized ratably over the term of the support agreement, typically 12 months. Payments for support are generally made in advance and are nonrefundable. The growth in our service and other revenues in absolute dollars for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, reflects the increase in our installed base and active customer projects.

We expect that service and other revenues will continue to represent a significant portion of our total revenues in future periods.* This is primarily because we anticipate continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts and new projects in a growing installed base.* However, historic growth rates in our service and other revenues should not be relied on as an indication of future growth rates.*

International Revenues. International revenues represented 45% and 29% of total revenues for the three months ended September 30, 1998 and 1997, respectively. Increased international revenues, both as a percentage of total revenues and in absolute dollars, is due primarily to our on-going investment on this segment of our business. The result has been an increase in orders for software for both existing and new international customers. Given the current economic uncertainties in world markets, we can give no assurances that this trend will continue. A significant portion of our international revenues were derived from increased sales in Asia/Pacific Rim, Europe and Latin America.

We believe that the weakened economies in the Asia-Pacific region are beginning to have some effect on our revenues, but do not believe that the effect has been material. However, we continue to see indications that this may not be the case for future periods.* There can be no assurances that the economies in Asia-Pacific will recover in the near term or that local currencies will strengthen relative to the U.S. Dollar. The result could be delayed payments for pending orders, a slowdown in the rate of privatization of telecommunications services providers, a further slowing of economic growth in the region and a resulting reduction in future purchases of our products and services.*

A majority of our international sales are currently denominated in U.S. dollars.* As a result, our current exchange rate exposure is not material. However, the increase in the value of the U.S. dollar relative to foreign currencies has made our products more expensive for international purchasers and therefore less competitive in markets outside the United States. In addition, we are facing increased pressure to price and bid our products in non-U.S. currencies. As a result, we can give no assurances that we will continue to be successful in minimizing our exchange rate exposures.

OSI's international business involves a number of inherent risks. These include longer accounts receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations; longer sales cycles; potentially unstable political conditions, language barriers; cultural differences; unexpected changes in regulatory requirements; the burden of complying with a wide variety of foreign laws, including reduced protection for intellectual property rights; potentially adverse tax consequences and tariffs and other trade barriers. While we expect that international revenues will continue to provide a material portion of our total revenues, we can give no assurances that our current international risk profile will remain stable.* Any changes could have a material adverse effect on our future international sales and, therefore, our overall operating results and financial condition.*

COST OF REVENUES:

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------------
(IN THOUSANDS, EXCEPT
 PERCENTAGES)                     1998               CHANGE             1997
                               ----------           --------         ----------
Cost of license revenues          $   449                 44%           $   311
Percentage of revenues                  3%                                    4%
Cost of service and other         $ 4,670                 (8%)          $ 5,079
     revenues
Percentage of revenues                 26%                                   69%
Total cost of revenues            $ 5,119                 (5%)          $ 5,390
Percentage of revenues                 29%                                   73%
Gross profit                      $12,841                538%           $ 2,013
Percentage of revenues                 71%                                   27%

Cost of License Revenues. Cost of license revenues consists of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, amortization of intangible costs, and related labor costs. For the three months ended September 30, 1998, compared with the three months ended September 30, 1997, cost of license revenues did not increase nearly as much as license revenues because many of these costs are fixed and do not vary with the amount of our licensing revenue.

Cost of Service and Other Revenues. Cost of service and other revenues consists mainly of personnel costs related to providing professional and support services to assist our customers in deploying our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. The cost of service revenues related to providing professional services for our customers decreased for the three months ended September 30, 1998, compared with the three months ended September 30, 1997. This decrease was due to a reduction in the use of contractors, reduced travel costs and reduced facilities and communications costs. A reduction in our professional services costs was somewhat offset by an increase in our cost of maintenance and support services. We added head count and increased our spending for communications and computer-related items to provide support services to a larger installed base.

Gross profit increased primarily because of the $8.6 million increase in software license revenue for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. In addition, decreased costs in our professional services segment increased the gross profit for service and other revenues.

To provide for current and anticipated future professional service requirements, we are continuing to evaluate the need for additional professional service personnel. See comments in the "Overview" section for further discussion on
            ---
services and other revenues. We believe that the cost of service and other revenues may increase in absolute dollars.*

OPERATING EXPENSES:
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------------------------
(IN THOUSANDS, EXCEPT
 PERCENTAGES)                     1998              CHANGE             1997
                               ----------          --------         ----------
Sales and marketing               $ 7,379                0%            $ 7,367
Percentage of revenues                 41%                                 100%
Research and development          $ 4,482               30%            $ 3,442
Percentage of revenues                 25%                                  46%
General and administrative        $ 1,497              (19%)           $ 1,852
Percentage of revenues                  8%                                  25%
Total operating expenses          $13,358                6%            $12,661
Percentage of revenues                 74%                                 171%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with our sales and customer support offices, and promotional expenses. Sales and marketing expenses for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, remained flat despite the increase in revenue. The increase in sales commissions expense was offset by a reduction in marketing costs for outside labor and marketing programs. We expect that sales and marketing expenses in future periods will continue to increase in absolute dollars.*

Research and Development. Research and development expenses increased for the three months ended September 30, 1998, compared with the three months ended September 30, 1997. This was due primarily to increased headcount and related overhead, such as travel and computer operations. We expect to continue committing significant resources to research and development in future periods to enhance and extend our core technology and product lines.* We also expect that research and development expenses in future periods will continue to increase in absolute dollars.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for doubtful accounts. The decrease in general and administrative expenses for the three months ended September 30, 1998 compared with the three months ended September 30, 1997, was due mainly to reduced administrative, legal, insurance and travel costs. General and administrative expenses may increase in the future if the growth in our business continues and we hire additional personnel.* Although we believe our allowance for doubtful accounts is adequate as of September 30, 1998, we will continue to review this allowance and adjust it as needed. There can be no assurances that future quarters will not require significant charges which would be reflected as general and administrative expenses.*


OTHER INCOME, NET:
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------
(IN THOUSANDS, EXCEPT
 PERCENTAGES)                    1998             CHANGE               1997
                              ----------      ------------       ----------
Other income, net                $   639           24%              $   515
Percentage of revenues                 4%                                 7%

Other Income, Net. The increase in other income, net was primarily due to increased levels of cash and short-term investments which generated higher interest income.

BENEFIT FROM INCOME TAXES:
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                              ---------------------------------------------
(IN THOUSANDS, EXCEPT
 PERCENTAGES)                    1998             CHANGE            1997
                              ----------        ----------       ----------
Benefit from income taxes        $    48                NM          $(3,323)
Percentage of revenues                 0%                                45%

NM-Not meaningful

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes includes federal, state and foreign income taxes. The effective tax rates for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, were 39% and 33% respectively. The effective tax rates for the three months ended September 30, 1998 and September 30, 1997 differ, from the federal statutory rate primarily because of foreign taxes, state taxes and research and development tax credits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

For a more thorough discussion of the factors and risks that may affect OSI's future results, we urge you to see OSI's Annual Report on Form 10-K for
                               ---
the fiscal year ended June 30, 1998.

Our quarterly operating results have varied significantly in the past, and we believe that they may vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of fulfilling large orders by our customers. These include global telecommunications providers and the new emerging communications service providers as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles* Accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues may continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, will have a material, adverse effect on our reported business, operating results and financial condition.*

This variance in operating results also is affected by such factors as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in levels of operating expenses; personnel changes; fluctuation in the demand for NetExpert; the number, timing and significance of new products and product enhancements by OSI and our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert on a timely basis; the mix of direct and indirect sales; our assessment of allowance for bad debts or sales returns; and general economic factors, among others.* Because of these factors, our quarterly revenue and operating results are difficult to forecast.*

Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support system and network management applications generally involves a large commitment of capital. This can add significant time to the sales cycle because of the customer's internal approval procedures. It also may involve testing and acceptance of new technologies that affect crucial customer operations. For these and other reasons, the sales cycle for our products is often lengthy and subject to a number of risks over which we have little or no control. See further discussion
                                                          ---
of the shift of our customer base in the "Overview" section.

In addition, we typically receive a significant portion of our orders, and record the resulting revenue, in the last weeks or even days of a quarter. Expense levels are planned in advance and are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses varies with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. We believe this pattern will continue.*

OSI's transactions have historically been primarily in U.S. dollars. As we expand our international operations, transactions in foreign currencies can be expected to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations.

OSI has an ongoing program of assessing the extent to which its internal systems and products evaluate date information, and, if so, i.e. whether they can properly process and evaluate dates on or after the Year 2000 (i.e., whether they are "Year 2000 compliant"). We are taking remedial action where our systems and products are not Year 2000 compliant. We are also evaluating contingency plans for continuing operations if Year 2000 problems arise despite its steps to avoid them. We expect these activities to continue throughout fiscal 1999.*

We believe that we have identified the Year 2000 dependencies in our internal systems. We have examined all critical systems including manufacturing, sales, development, communications and financial systems. We have also examined many of our non-computer electronic devices which contain microprocessors (for example, telephones and security systems). As these dependencies have been identified, we believe that we are taking the remediation measures necessary for our internal systems to be Year 2000 compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in our internal systems. Delays in implementation of new information systems or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences.

We have also been taking measures to bring our products into Year 2000 compliance in a timely way. At this time, a Year 2000 compliant version of the NetExpert framework is available and has been successfully tested on a number of operating systems platforms for Year 2000 compliance using British Standards Institutions' criteria. The changes needed to make other NetExpert products compliant are currently either completed or are being coded and tested. We expect these efforts to be completed by the end of this calendar year.* However, we can give no assurances that our efforts will be successful or that our compliant products will function properly when they are integrated with other non-compliant products, including third-party software and hardware. If our products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on our business.

We have incurred and will incur various costs to conduct testing and modification of our products and for those systems, products and deliverables (including customized OSI software) for which our customers are responsible. We have also incurred and will incur various costs to provide our customers with customer support services regarding Year 2000 issues. We anticipate that these costs will continue in fiscal year 1999 and thereafter.* We have contacted each of our customers and provided them with information regarding the Year 2000 compliance of our products. We have also offered them professional services to assist with migrating their NetExpert based systems to Year 2000 compliant versions. Finally, we have made information available to our customers on our technical assistance website.

We are working with the key suppliers of products and services used in connection with NetExpert to determine whether their products and services are Year 2000 compliant.

We are also attempting to monitor their progress toward Year 2000 capability and compatibility with Year 2000 compliant versions of NetExpert. We expect these efforts to be completed by the end of this calendar year.*

Our products are used in numerous operating environments. Even if we bring our principle products into Year 2000 compliance, our customers may nevertheless experience Year 2000 difficulties due to noncompliance of third party products with which our products interoperate. Even if the we identify and notify our customers of these third party software issues, they may nevertheless make claims against the makers of all of the component parts of an operating environment. Our agreements with our customers typically contain provisions designed to limit our liability for these types of claims. It is possible, however, that this will not provide adequate protection from liability under existing or future federal, state or local laws or ordinances or under unfavorable judicial decisions.* Any such claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

To date, we have incurred costs related to our Year 2000 readiness program. As of September 30, 1998, these costs were estimated to be $4.0 million. We will incur additional costs for our Year 2000 readiness program related to product testing and customer service requests. These costs are currently not expected to exceed $5.0 million during the current fiscal year.* The predominant portion of the costs incurred to date, as well as those expected to be incurred, are research and development expenses related to the modification and testing of our products. This estimate does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business. This estimate is based on a current assessment and is subject to change as our Year 2000 readiness program progresses.

We currently expect that the Year 2000 issue will not pose significant internal, operational problems.* However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in our internal systems or in the systems of our suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, we are developing contingency plans for continuing operations should these types of problems arise. We believe that our contingency planning will be completed and tested by the end of this calendar year.*

We believe that the purchasing patterns of our customers and potential customers may also be affected by the Year 2000 issues as they expend significant resources to bring their current software systems into Year 2000 compliance.* These expenditures could result in reduced funds available to purchase products such as those we offer. This could have a material adverse effect on our business, operating results or financial condition.*

Finally, we believe that competition in our markets is increasing.* This competition could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.*

Because of the factors described above, we believe our quarterly revenues and operating results are likely to vary significantly in the future.* We also believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future quarter.* If that occurs, the price of our Common Stock could be materially, adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1998, net cash provided by operations of $3.8 million compared with net cash used for operations of $3.8 million for the three months ended September 30, 1997. This was due mainly to the increase in reported revenues and associated customer cash collections. In the three months ended September 30, 1998, sales of short-term investments provided $2.7 million of cash, some of which we used for purchases of property and equipment for our operations. We currently expect to make capital expenditures of $7.0 million to $10.0 million in the next twelve months, primarily for the acquisition of technology and the purchase of computer equipment, related software, furniture, fixtures, and leasehold improvements.*

In September, 1998 our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock on the open market. As of November 2, 1998 we had repurchased approximately 307,500 shares of our common stock in the open market at an average purchase price of $4.52 for a total cost of $1,392,000.

As of September 30, 1998, we had working capital of approximately $59.5 million, including $43.5 million in cash, cash equivalents and short-term investments.
In addition, we have a $2.5 million unsecured revolving line of credit that expires in December 1998. Under the line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of September 30, 1998, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of September 30, 1998, we were in compliance with those covenants.

From time to time, some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On September 30, 1998, our reserves for doubtbul accounts and sales returns were $1.5 million. We believe the current reserves are adequate to provide for potential credit losses or sales returns.*

We also believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the rate of return on our investments and fluctuations in the value of international currencies. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest with high quality issuers and limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. We have, as of September 30, 1998, a portfolio of short term investment securities valued at approximately $14.0 million. We have determined that the interest rate risk to that portfolio from reasonably possible near-term changes in interest rates is not material.

The net assets of the our Australian subsidiary are denominated in Australian Dollars. We operate in certain countries in Latin America, Eastern Europe and Asia Pacific where there are limited forward currency exchange markets. We have unhedged transaction exposures in these currencies. We have not entered into forward foreign exchange contracts for speculative or trading purposes.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incident to the ordinary course of business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.

On February 13, 1998, suit was filed against OSI in the United States District Court for the Eastern District of California by Timothy J. Sebring, a former employee of OSI, for breach of contract relating to various matters involving his employment. OSI does not believe that the allegations in the complaint have merit and intends to vigorously defend the action. However, there can be no assurances that OSI will prevail. If we do not prevail, we could be required to pay monetary damages which might have a material adverse effect on our operating results and financial condition.*

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 99 (A)  Revised Employee Stock Purchase Plan

       Exhibit 99 (B)  Excerpted from Letter Agreement for David M. Allen

       Exhibit 99 (C)  Excerpted from Letter Agreement for Philip N. Cardman

       Exhibit 99 (D)  Letter Agreement for Jerry P. Johnson

       Exhibit 99 (E)  Employment Agreement for James K.R. Souders

       Exhibit 99 (F)  Employment Agreement for Patrick Olenczak

                 27.1  Financial Data Schedule

   (b) Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OBJECTIVE SYSTEMS INTEGRATORS, INC.


                                  /s/ David M. Allen
Dated:  November 13, 1998     By: _______________________________________
                                   Chief Financial Officer

                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)