Form 10-Q
period 1998-12-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1999-02-12
CIK 892191

   -------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
   (Mark one)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                (916) 353-2400
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X        No
                                         --------       ----------

Number of shares of registrant's common stock outstanding as of January 31, 1999: 35,399,423

   -------------------------------------------------------------------------

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements......................   1

          Condensed Consolidated Balance Sheets at December 31, 1998
          and June 30, 1998................................................   1

          Condensed Consolidated Statements of Operations for the three
          months and six months ended December 31, 1998 and 1997...........   2

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1998 and 1997......................   3

          Notes to Condensed Consolidated Financial Statements.............   4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   5

Item 3.   Quantitative and Qualitative Disclosure About Market Risk........  15

Item 4.   Vote of Stockholders.............................................  16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  16

Item 6.   Exhibits and Reports on Form 8-K.................................  16

SIGNATURE

PART I.   FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                            DECEMBER 31,          JUNE 30,
                                                                                1998                1998
                                                                          --------------      --------------
                                                                            (UNAUDITED)            (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................       $17,462            $ 24,568
  Short-term investments..................................................        15,674              16,718
  Accounts receivable (net of allowance of $1,437 and $1,517).............        18,928              16,846
  Deferred income taxes...................................................        24,087              23,194
  Prepaid expenses and other current assets...............................         1,452               1,336
                                                                               ---------           ---------
     Total current assets.................................................        77,603              82,662
Property and equipment, net...............................................        14,500              15,129
Other assets, net.........................................................         4,576               3,567
                                                                               ---------           ---------
     Total assets.........................................................       $96,679            $101,358
                                                                               =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................       $ 4,901            $  5,487
  Accrued liabilities.....................................................         5,795               7,379
  Deferred revenue........................................................         8,892              10,386
                                                                               ---------           ---------
     Total current liabilities............................................        19,588              23,252

Deferred income taxes.....................................................           522                 586

Stockholders' equity:
  Common stock............................................................        86,418              86,434
  Accumulated translation adjustment......................................        (1,170)             (1,127)
  Retained earnings (deficit).............................................        (8,679)             (7,787)
                                                                               ---------           ---------
     Total stockholders' equity...........................................        76,569              77,520
                                                                               ---------           ---------
       Total liabilities and stockholders' equity.........................       $96,679            $101,358
                                                                               =========           =========

(1) Information in this column derived from the Company's audited consolidated balance sheet as of June 30, 1998.


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             DECEMBER 31,                         DECEMBER 31,
                                                  -------------------------------      --------------------------------
                                                        1998              1997              1998               1997
                                                  --------------     ------------      ------------     ---------------
Revenues:
  License.........................................       $10,258          $ 9,182           $21,686            $ 11,984
  Service and other...............................         7,325            6,292            13,857              10,893
                                                       ---------         --------          --------           ---------
     Total revenues...............................        17,583           15,474            35,543              22,877
                                                       ---------         --------          --------           ---------
Cost of revenues:
  License.........................................           485              576               934                 887
  Service and other...............................         4,692            6,555             9,362              11,634
                                                        ---------         --------          --------           ---------
     Total cost of revenues.......................         5,177            7,131            10,296              12,521
                                                       ---------         --------          --------           ---------
Gross profit......................................        12,406            8,343            25,247              10,356
                                                       ---------         --------          --------           ---------
Operating expenses:
  Sales and marketing.............................         7,812            9,206            15,191              16,573
  Research and development........................         4,939            3,623             9,421               7,065
  General and administrative......................         1,648            2,050             3,145               3,902
                                                       ---------         --------          --------           ---------
     Total operating expenses.....................        14,399           14,879            27,757              27,540
                                                       ---------         --------          --------           ---------
Loss from operations..............................        (1,993)          (6,536)           (2,510)            (17,184)
Other income, net.................................           341              337               980                 852
                                                       ---------         --------          --------           ---------
Loss before income taxes                                  (1,652)          (6,199)           (1,530)            (16,332)
Benefit for income taxes..........................          (798)          (2,178)             (750)             (5,501)
                                                       ---------         --------          --------           ---------
Net loss..........................................       $  (854)         $(4,021)          $  (780)           $(10,831)
                                                       =========         ========          ========           =========
Basic and diluted net loss per share..............        $(0.02)          $(0.12)           $(0.02)             $(0.33)
                                                       =========         ========          ========           =========
Average shares outstanding........................        34,948           33,402            34,878              33,032
                                                       =========         ========          ========           =========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                           -----------------------------------
                                                                                  1998                1997
                                                                           ---------------      --------------
Cash flows from operating activities:
  Net loss                                                                         $  (780)           $(10,831)
  Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization..........................................           3,514               4,261
   Deferred income taxes..................................................            (959)             (6,061)
   Stock compensation expense.............................................             174                 185
   Effect of changes in:
     Accounts receivable..................................................          (2,079)              4,656
     Prepaid expenses and other current assets............................            (158)               (383)
     Accounts payable.....................................................            (596)             (1,355)
     Accrued liabilities..................................................          (1,611)               (515)
     Deferred revenue.....................................................          (1,494)                 66
                                                                                 ---------           ---------
       Net cash used for operating activities.............................          (3,989)             (9,977)
                                                                                 ---------           ---------
Cash flows from investing activities:
   Sales of short-term investments........................................           1,044               8,524
   Purchases of property and equipment....................................          (2,247)             (2,936)
   Purchases of other assets..............................................          (1,570)               ----
       Net cash provided by (used for) investing activities...............          (2,773)              5,588
                                                                                 ---------           ---------
Cash flows from financing activities:
   Proceeds from issuance of common and treasury stock....................           1,655               2,586
   Purchase of treasury stock.............................................          (1,957)               ----
                                                                                 ---------           ---------
       Net cash provided by (used for) financing activities...............            (302)              2,586
                                                                                 ---------           ---------
Effect of exchange rate changes on cash...................................             (42)                175
                                                                                 ---------           ---------
       Net decrease in cash and cash equivalents..........................          (7,106)             (1,628)
Cash and cash equivalents:
   Beginning of the period................................................          24,568              17,817
                                                                                 ---------           ---------
   End of the period......................................................         $17,462            $ 16,189
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

     The information in this report reflects all adjustments that we believe are necessary to fairly state OSI's financial position, the results of its operations and cash flows for the periods presented. These adjustments consist of items that are normally recurring in nature. In addition, we have made certain reclassifications to last year's Condensed Consolidated Financial Statements so that they conform with this year's presentation.

     These financial statements should be read in conjunction with the consolidated audited financial statements and their notes contained in OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.

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

3.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which we adopted in the first quarter of fiscal 1999.
SFAS 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                            FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                   DECEMBER 31,                        DECEMBER 31,
                                      -----------------------------------------------------------------------
(in thousands)                                1998              1997              1998              1997
                                      -----------------------------------------------------------------------
Net loss                                           (854)           (4,021)             (780)          (10,831)
Foreign Currency Translation Gains
(Losses)                                            117              (350)              (43)             (542)
                                      -----------------------------------------------------------------------
Total Comprehensive Income                        $(737)          $(4,371)            $(823)         $(11,373)
                                      =======================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We have identified them with an asterisk (*). Our actual results may differ materially because in making these statements we have had to make a number of assumptions about risks, both known and unknown. Some of these assumptions involve the impact of fluctuations in our quarterly results, our ability to effectively manage growth, our ability to effectively manage our professional services and customer support organizations consistent with the changes in our business and industry, our management of product transitions, the impact of product and customer concentrations on future growth, our ability to attract and retain key employees, the growth of emerging markets for our products and their ability to absorb new technologies, the effects of the Year 2000 transition on OSI and our customer base, the effects of competition and technological change in our markets, the relative strength of the U.S. dollar against other currencies, the continued viability of our third-party relationships, our ability to develop, implement and protect our proprietary technology, the effects of changes in, or our failure to comply with, government regulations, and projections regarding overall economic and business conditions. For a more detailed discussion of these risks and some of the other factors that have and will affect our business, see OSI's Annual Report on Form 10-K for the fiscal
                          ---
year ended June 30, 1998.  See also the Section titled "Factors That May Affect
                           --------
Future Results" in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, component based software for service and network management. We were founded in June 1989 and began shipments of our NetExpert(R) product line in August 1990. As of December 31, 1998, we had directly or indirectly licensed our products to more than 200 customers around the world.

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

The effects of this shift have been a lengthening of the sales cycle, an increase in the relative percentage of our business involving professional services, an increase in the time required for a successful implementation of our solutions and an increase in customer credit risks. Another effect has been a relative increase in time between the execution of a customer contract and recognition of revenue from that contract.
Moreover, we expect that these effects will continue for the forseeable future.*

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

For the second quarter of fiscal 1999, we had a net loss of $0.9 million compared to a net loss of $4.0 million for the same period in fiscal 1998. For the first half of fiscal 1999, we had a net loss of $0.8 million compared to a net loss of $10.8 for the same period in fiscal 1998. Some of the factors that contributed to this decrease in net loss are described in the following "Results of Operations" section. We are continuing to follow a strategy that is aimed at
(1) focusing on the emerging and wireless service provider markets, (2) narrowing our product development and professional services efforts to achieve more reusable application components, (3) building stronger sales and customer interface organizations, and (4) forging strategic alliances and strengthening existing relationships.

RESULTS OF OPERATIONS

REVENUES:

                                      FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                                     DECEMBER  31,
                            --------------------------------------------     --------------------------------------------
(in thousands, except
 percentages)                    1998           CHANGE           1997             1998           CHANGE           1997
                            ------------     ----------     ------------     ------------     ----------     ------------
License...................       $10,258          12%            $ 9,182          $21,686          81%            $11,984
Percentage of revenues....            58%                             59%              61%                             52%
Service and other.........       $ 7,325          16%            $ 6,292          $13,857          27%            $10,893
Percentage of revenues....            42%                             41%              39%                             48%
Total revenues............       $17,583          14%            $15,474          $35,543          55%            $22,877

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

License revenues increased in absolute dollars and decreased slightly as a percentage of total revenues for the three months ended December 31, 1998, compared with the three months ended December 31, 1997. The increase in license revenues was caused by an expanded base of revenue generating customers in the quarter, especially in Europe. License revenues from Europe increased $2.4 million or 615% over the prior year's quarter. License revenues increased in both absolute dollars and as a percentage of total revenues for the six months ended December 31, 1998 compared with the six months ended December 31, 1997. This increase is attributed to an increase in overall orders particularly in the first quarter of fiscal 1999. License revenues represented the majority of our total revenues for the three months and six months ended December 31, 1998. We anticipate that this will continue to be the case in the foreseeable future.* However, historic growth rates in our license revenues should not be relied on to predict future growth rates.

We adopted Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," effective July 1, 1998. This did not have, and is not expected to have, a material effect on our revenues and net income.*

Services and Other Revenues. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria have been met. We offer support contracts to our customers that provide for telephone support, product updates and technical support during the support period. Support revenues are deferred and recognized ratably over the term of the support agreement, typically 12 months. Payments for support are generally made in advance and are nonrefundable. The growth in our service and other revenues in absolute dollars for the three months ended December 31, 1998, compared with the three months ended December 31, 1997, reflects an increase in both our installed customer base and in the number of active customer projects. For the six months ended December 31, 1998 compared to the six months ended December 31, 1997, service revenues increased in absolute dollars and decreased as a percentage of total revenues. The increase in absolute dollars was due to an increased level of professional service projects along with revenue growth in support services, which increased as a direct result of increases in OSI's customer base. The decrease in services and other revenues as a percentage of total revenues is a result of the significant increase in license revenue, which increased 81% for the six months ended December 31, 1998 in comparison with the six months ended December 31, 1997.

We expect that service and other revenues will continue to represent a significant portion of our total revenues in future periods.* We anticipate continued demand for professional services in connection with licenses of NetExpert, renewal of existing support contracts and new projects in a growing installed base.* However, historic growth rates in our service and other revenues should not be relied on as an indication of future growth rates.

International Revenues. International revenues represented 42% and 18% of total revenues for the three months ended December 31, 1998 and 1997, respectively. International revenues represented 44% and 22% of total revenues for the six months ended December 31, 1998 and 1997 respectively. Increased international revenues, both as a percentage of total revenues and in absolute dollars, were due primarily to our on-going investment in this segment of our business. The result has been an increase in orders for software for both existing and new international customers. Given the current economic uncertainties in world markets, there are no assurances that this trend will continue.*

A significant portion of our international revenues were derived from increased sales in Europe and Latin America. Deregulation of the European telecommunications market, which began in January, 1998, has created an active market and a number of opportunities for us. Also, the weakened economy in the Latin American region has not had a negative effect on our revenues to date. However, this may not be the case for future periods.*

The weakened economies in the Asia-Pacific region have had some effect on revenues, but the effect has not been material. However, we continue to see indications that this may not be the case for future periods.* There can be no assurances that the economies in Asia-Pacific will recover in the near term or that local currencies will strengthen relative to the U.S. dollar. The result could be delayed payments for pending orders, a slowdown in the rate of privatization of telecommunications services providers, a further slowing of economic growth in the region and a resulting reduction in future purchases of our products and services.*

A majority of our international sales are currently denominated in U.S. dollars. As a result, our current exchange rate exposure is not material. However, the increase in the value of the U.S. dollar relative to foreign currencies has made our products more expensive for international purchasers and, therefore, less competitive in markets outside the United States. In addition, we are facing increased pressure to price and bid our products in non-U.S. currencies. In the event that contracts denominated in foreign currencies become significant, we will consider hedging to reduce the exposure to fluctuations in foreign currency exchange rates. As a result, we can give no assurances that we will continue to be successful in minimizing our exchange rate exposures.*

OSI's international business involves a number of inherent risks. These include longer accounts receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations; longer sales cycles; potentially unstable political conditions; language barriers; cultural differences; unexpected changes in regulatory requirements; the burden of complying with a wide variety of foreign laws, including reduced protection for intellectual property rights; potentially adverse tax consequences and tariffs and other trade barriers. While we expect that international revenues will continue to provide a material portion of our total revenues, we can give no assurances that our current international risk profile will remain stable.* Any changes could have a material adverse effect on our future international sales and, therefore, our overall operating results and financial condition.

COST OF REVENUES:

                                       FOR THE THREE MONTHS ENDED                                FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                                             DECEMBER 31,
                            ----------------------------------------------          -----------------------------------------------
(in thousands, except
 percentages)                   1998               CHANGE            1997               1998               CHANGE            1997
                            ----------          --------       -----------          ----------          --------       ------------
Cost of license revenues...    $   485             (16%)            $  576             $   934               5%             $   887
Percentage of revenues.....          3%                                  4%                  3%                                   4%

Cost of service and other
     revenues..............    $ 4,692             (28%)            $6,555             $ 9,362             (20%)
Percentage of revenues.....         26%                                 42%                 26%                                  51%

Total cost of revenues.....    $ 5,177             (27%)            $7,131             $10,296             (18%)            $12,521
Percentage of revenues.....         29%                                 46%                 29%                                  55%

Gross profit...............    $12,406              49%             $8,343             $25,247             144%             $10,356
Percentage of revenues.....         71%                                 54%                 71%                                  45%


Cost of License Revenues. Cost of license revenues consists of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, amortization of intangible costs, and related labor costs. As a percentage of revenues, the cost of license revenues remained relatively flat because many of these costs are fixed and do not vary with the amount of our licensing revenue. However, for the three months ended December 31, 1998, compared with the three months ended December 31 1997, the decrease in the cost of license revenues is attributed to lower amounts for third-party software licenses. For the six months ended December 31, 1998, compared with the six months ended December 31, 1997, the cost of license revenues increased slightly, which was attributed to the increase in license revenue and related costs for third-party software.

Cost of Service and Other Revenues. Cost of service and other revenues consists mainly of personnel costs related to providing professional and support services to assist our customers in deploying our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. The cost of service revenues related to providing professional services for our customers decreased for the three months ended December 31, 1998, compared with the three months ended December 31, 1997. This decrease was due to the significant decrease in head count in professional services, a reduction in the use of contractors, reduced travel costs and reduced facilities and communications costs. A reduction in our professional services costs was somewhat offset by an increase in our cost for maintenance and support services. We added head count and increased our spending for communications and computer-related items to provide maintenance and support services to a larger installed base. For the six months ended December 31, 1998 compared with the six months ended December 31, 1997, the cost of service revenues related to providing professional services decreased for the same reasons as stated above in the quarterly comparison.

Gross profit increased because of the combined effects of increases in license revenue as well as service and other revenue and decreased costs in both the licensing and professional services segments for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. For the six months ended December 31, 1998 compared with the six months ended December 31, 1997, gross profit increased related to the same factors that contributed to increases in gross profit in the quarterly comparison.

To provide for current and anticipated future professional service requirements, we are continuing to evaluate the need for additional professional service personnel, including the use of outside contractors. See comments in the
                                                      ---
"Overview" section for further discussion on services and other revenues. We believe that the cost of service and other revenues may increase in absolute dollars.*


OPERATING EXPENSES:

                                       FOR THE THREE MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                                      DECEMBER 31,
                            ---------------------------------------------     ---------------------------------------------
(in thousands, except
 percentages)                    1998            CHANGE           1997             1998            CHANGE           1997
                            ------------     ----------      ------------     ------------     ----------      ------------
Sales and marketing........      $ 7,812         (15%)            $ 9,206          $15,191          (8%)            $16,573
Percentage of revenues.....           44%                              59%              43%                              72%
Research and development...      $ 4,939          36%             $ 3,623          $ 9,421          33%             $ 7,065
Percentage of revenues.....           28%                              23%              27%                              31%
General and administrative.      $ 1,648         (20%)            $ 2,050          $ 3,145         (19%)            $ 3,902
Percentage of revenues.....            9%                              13%               9%                              17%
Total operating expenses...      $14,399          (3%)            $14,879          $27,757           1%             $27,540
Percentage of revenues.....           82%                              96%              78%                             120%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with our sales and customer support offices, and promotional expenses. Sales and marketing expenses for the three months ended December 31, 1998, compared with the three months ended December 31, 1997, decreased both in absolute dollars and as a percentage of revenues despite the increase in revenue. This was also true for the six months ended December 31, 1998 compared with the six months ended December 31, 1997. The decrease during both periods was due to a reduction in travel expenses and the additional charge of $0.9 million to our Asia-Pacific sales operations recorded in the quarter ended December 31, 1997. Additionally, during both periods there was a shift of product managers with technical expertise who focus on determining product requirements as part of the development process to research and development from marketing. Also, we reduced the use of outside contractors for strategic marketing efforts. However, we expect that sales and marketing expenses in future periods will increase in absolute dollars.*

Research and Development. Research and development expenses increased for the three months ended December 31, 1998, compared with the three months ended December 31, 1997. This increase was due primarily to additional head count. The higher costs resulted from the realignment of certain personnel from marketing into research and development. These factors also resulted in increased research and development expenses during the six month period ended December 31, 1998 compared to the six month period ended December 31, 1997. We expect to continue committing significant resources to research and development in future periods to enhance and extend our core technology and product lines.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for doubtful accounts. The decrease in general and administrative expenses for the three months ended December 31, 1998 compared with the three months ended December 31, 1997, was due mainly to reduced administrative, legal, insurance and travel costs. General and administrative expenses decreased for the six month period ending December 31, 1998 compared to the six month period ending December 31, 1997. The decrease was attributed to the same factors stated above in the quarterly comparison. General and administrative expenses may increase in the future if the growth in our business continues and we hire additional personnel.* Although we believe our allowance for doubtful accounts is adequate as of December 31, 1998, we will continue to review this allowance and adjust it as needed. There can be no assurances that future quarters will not require significant charges which would be reflected as general and administrative expenses.*

OTHER INCOME, NET:

                                      FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                                     DECEMBER 31,
                            --------------------------------------------     --------------------------------------------
(in thousands, except
 percentages)                    1998            CHANGE           1997             1998            CHANGE           1997
                            ------------     ----------      ------------     ------------     ----------      ------------
Other income, net..........        $ 341              1%           $ 337            $ 980             15%           $ 852
Percentage of revenues.....            2%                              2%               3%                              4%

Other Income, Net. The increase in other income, net was due to reduced levels of foreign exchange losses offset by decreased interest income.


BENEFIT FOR INCOME TAXES:

                                       FOR THE THREE MONTHS ENDED                          FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                                       DECEMBER 31,
                            ---------------------------------------------     ----------------------------------------------
(in thousands, except
 percentages)                    1998            CHANGE           1997             1998            CHANGE           1997
                            ------------     ----------      ------------     ------------     ----------      ------------
Provision benefit for
  income taxes............         $(798)          NM           $ (2,178)           $(750)             NM          $(5,501)
Percentage of revenues....            (5%)                           (14)%             (21%)                             (24%)

nm -- Not meaningful


Benefit For Income Taxes. The Benefit For Income Taxes includes federal, state and foreign income taxes. The effective tax rates for the three months ended December 31, 1998 and the three months ended December 31, 1997 were 48% and 35%, respectively. The effective tax rates for the three months ended December 31, 1998 and December 31, 1997 differs from the federal statutory rate primarily because of foreign taxes, state taxes and research and development tax credits. The effective tax rates for the six months ended December 31, 1998 and the six months ended December 31, 1997 were 49% and 34%, respectively. Effective tax rates increased in the periods ended December 31, 1998 primarily due to the reinstatement of the federal research and development tax credit by Congress in October of 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

For a more thorough discussion of the factors and risks that may affect OSI's future results, we urge you to see OSI's Annual Report on Form 10-K for the
                               ---
fiscal year ended June 30, 1998.

Our quarterly operating results have varied significantly in the past, and we believe that they may vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of fulfilling large orders from our customers. These include global telecommunications providers and the new emerging communications service providers, as described more fully in the "Overview" section. Large orders are typically preceded by long sales cycles. Accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues may continue to vary significantly depending on the timing of large orders.* The failure to obtain a large order during any given reporting period, for whatever reason, will have a material, adverse effect on our reported business, operating results and financial condition.*

This variance in operating results also is affected by such factors as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; personnel changes; fluctuation in the demand for NetExpert; the number, timing and significance of new products and product enhancements by OSI and our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert on a timely basis; the mix of direct and indirect sales; changes in levels of operating expenses; our assessment of allowance for bad debts or sales returns; and general economic factors, among others. Because of these factors, our quarterly revenue and operating results are difficult to forecast.

Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of a network operations support system and service or network management applications generally involves a large commitment of capital. This can add significant time to the sales cycle because of the customer's internal approval procedures. It also may involve testing and acceptance of new technologies that affect crucial customer operations. For these and other reasons, the sales cycle for our products is often lengthy and subject to a number of risks over which we have little or no control. See
                                                                       ---
further discussion of the shift of our customer base in the "Overview" section.

In addition, we typically receive a significant portion of our orders, and record the resulting revenue, in the last weeks or even days of a quarter. Expense levels are planned in advance and are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses varies with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. We believe this pattern will continue.*

OSI's transactions have historically been primarily in U.S. dollars. As we expand our international operations, transactions in foreign currencies can be expected to increase.* This will result in a corresponding increase in our exchange rate risk or increased costs to the extent we implement hedging programs to reduce the level of exposure. If exchange rates change unfavorably, or we implement hedging programs, charges to operations could increase.

OSI has an ongoing program of assessing the extent to which its internal systems and products evaluate date information, and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (i.e. whether they are "Year 2000-compliant"). We are taking remedial action where our systems and products are not Year 2000-compliant. We are also evaluating contingency plans for continuing operations if Year 2000 problems arise despite our steps to avoid them. We expect these activities to continue throughout calendar 1999.*

We believe that we have identified the Year 2000 dependencies in our internal systems. We have examined all critical systems including manufacturing, sales, development, communications and financial systems. We have also examined many of our non-computer electronic devices which contain microprocessors (for example, telephones, security systems, and HVAC systems). As these dependencies have been identified, we believe that we are taking the remediation measures necessary for our internal systems to be Year 2000 compliant. No significant internal systems projects are being deferred due to year 2000 remediation costs. In most instances the installation of new software or hardware that is year 2000-compliant is occurring in the normal course of business. We are not currently aware of any material operational issues or costs associated with
preparing our internal systems for the Year 2000.   However, no assurances can
be given that we will not experience unanticipated material costs caused by undetected errors or defects in our internal systems. Delays in implementation of new information systems or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences.*

The Company has evaluated all of our currently offered products. We have been taking measures to bring our framework products into Year 2000 compliance in a timely way. If our products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on our business.* At this time, a Year 2000 compliant version of the NetExpert framework is available and has been successfully tested on a number of operating systems platforms using the British Standards Institutions' criteria. The changes needed to make some of our other NetExpert application products compliant are currently either completed or are being coded and tested. We expect these efforts to be completed by March 31, 1999.* At this time we do not intend to develop modifications to certain of our older products or customized deliverables no longer under warranty to make them Year 2000-compliant. In spite of remediation efforts, we can give no assurances that our efforts will be successful or that our compliant products will function properly when they are integrated with other non-compliant products, including customized OSI software, third-party software, and hardware. Additionally, there can be no assurance that the Company's current products will be compliant in all environments. We have notified each of our customers by letter stating OSI's year 2000 compliance standards. Year 2000 compliant versions of available products have been offered at no additional charge to our customers who have purchased maintenance and support services. We have also offered them professional services to assist in migrating their NetExpert-based systems to Year 2000-compliant versions.

We are working with key suppliers of third-party software products and services used in connection with NetExpert regarding the Year 2000-compliance of their products and services. We are also attempting to monitor their reported progress toward Year 2000-capability and compatibility with Year 2000-compliant versions of NetExpert. We are not currently aware of any material operational issues or costs associated with third party software products for the year 2000. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in these third-party software products.* Delays in remediation or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences.

Our products are used in numerous operating environments. Even if we bring our principal products into Year 2000 compliance, our customers may nevertheless experience Year 2000 difficulties due to the noncompliance of other products provided by OSI, the customer or a third party with which our principal products interoperate. Even if we have disclaimed responsibility for, or in certain cases, identified and notified our customers of these noncompliant software issues, they may nevertheless make claims against the makers of all the component parts of an operating environment. Our agreements with our customers typically contain provisions designed to limit our liability for these types of claims. It is possible, however, that such provisions will not provide adequate protection from liability under applicable regulations, codes or ordinances or under unfavorable judicial decisions.* The outcome of such lawsuits and the impact on the Company are not estimable at this time. Any such claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

We are in the process of contacting our suppliers of products and services to determine the extent to which they believe their products and operations are Year 2000-capable. The Company has requested information from its critical suppliers and vendors to determine if they are capable of performing and the extent to which their failure to remediate their own Year 2000 issues could affect the Company. This survey includes providers of products and services and addresses areas such as network and communications infrastructure, manufacturing, facilities management, finance and human resources. We will proceed with further testing and analysis of vendor systems as we believe necessary.

We are currently developing contingency plans in the event of a critical system failure or delay. We expect assessment of these plans to continue throughout calendar year 1999. Contingency plans are being considered to address issues regarding suppliers that are not Year 2000-capable. Our dependence on critical suppliers and vendors, and therefore on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material effect on the Company's operations and financial results.* As of this date, we are not aware of any critical systems suppliers or vendors that will not be Year 2000-compliant. However, the Company will continue its assessment, and based on the assessment may identify alternative suppliers and vendors.*

OSI believes that its reasonably likely worst case scenario would involve problems with the corruption of data contained in internal information systems, hardware failure and the failure of third-party systems. We believe the greatest risk lies with potential failure of third-party systems rather than with our internal systems or products. The Company has the least ability to assess and remediate the Year 2000 problems of third parties. We believe the greatest detrimental effect would occur if infrastructure services such as electricity, telecommunications, transportation supply chains or suppliers of materials were inoperable. OSI relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electrical grid or an uneven supply of power would be a worst case scenario that could completely shut down the affected facility and also shut down airports and other transportation means. A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its inability to provide supplies on a timely basis. We do not maintain the ability to replace most third-party supplies with internal production and may not be able to obtain a replacement supplier in a timely manner, on acceptable terms or at all.

Among other things, our contingency plan in the event of a major infrastructure failure might include a shift in production to another unaffected site. The Company has plans to install a back up generator to provide a partial power supply to its core function areas. While the Company does not maintain the ability to replace third-party supplies with internal production, contingency planning might involve the ongoing assessment and identification of substitute suppliers, and in certain limited situations, a planned increase in the level of inventory carried.

To date, we have incurred costs related to our Year 2000 readiness program. We have not maintained a separate cost accounting for our Year 2000 costs. OSI's Year 2000 readiness efforts have been performed by existing personnel and costs have been expended as normal operating costs. These various costs include costs to conduct testing and modification of our computer network and our principal products, as well as certain products and other deliverables (including customized OSI software rulesets and applications) for which OSI has agreed by contract to provide Year 2000-compliant versions. As of December 31, 1998, these costs are estimated to be $6.0 million. We anticipate these costs will continue in calendar year 1999 and possibly thereafter.*

We will incur additional costs for our Year 2000 readiness program related to product testing and customer service requests. These costs are currently not expected to exceed $3.0 million during the current fiscal year.* The predominant portion of the costs incurred to date, as well as those expected to be incurred, are research and development expenses related to the modification and testing of our products. We believe we currently have adequate general corporate funds with which to pay for expected costs and expenditures.* This estimate is based on a current assessment and is subject to change as our Year 2000 readiness program progresses. It does not include potential costs related to customer or other claims or costs related to internal software and hardware replaced in the normal course of business.

OSI has provided our customers with limited assurances that certain versions of certain OSI products comply with the Year 2000 standards adopted by OSI. Except as specifically provided for in contracts and limited written assurances given by OSI, OSI does not believe it is legally responsible for costs incurred by customers to ensure the Year 2000 compliance of their software, systems and operations.

We currently expect that the Year 2000 issue will not pose significant internal, operational problems.* However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in our internal systems or in the systems of our suppliers, customers and financial institutions, could have material adverse consequences, including delays in the delivery or sale of products. Therefore, we are evaluating contingency plans for continuing operations should these types of problems arise. We believe that our contingency planning will be completed and tested by the end of this calendar year.*

While many of our customers have already migrated to Year 2000-compliant versions of our products, we believe that the purchasing patterns of our customers and potential customers may be affected by the Year 2000 issues as they expend significant resources to bring their current software systems into Year 2000 compliance.* These expenditures could be accelerated resulting in increased sales in the near future and conversely in reduced funds available to purchase products at a later time. Alternatively, capital expenditures for purchases for products such as ours could be postponed or cancelled altogether. Although unknown at this time, potential adverse changes in purchasing patterns such as these could have a material adverse effect on our business, operating results or financial condition.*

Finally, we believe that competition in our markets is increasing.* We believe that NetExpert and the breadth of our applications give us a favorable market position. However, increased competition could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.*

Because of the factors described above, we believe our quarterly revenues and operating results are likely to vary significantly in the future.* We also believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied on as indications of future performance. Further, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future quarter.* If that occurs, the price of our Common Stock could be materially, adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1998, net cash used for operations was $3.8 million compared with net cash used for operations of $10 million for the six months ended December 31,

1997. This net cash used for the six months ended December 31, 1998 is due mainly to the loss for the period, increased accounts receivables, and a reduction in accounts payable and deferred revenue. We currently expect to make capital expenditures of $6 million to $10 million in the next twelve months, primarily for the acquisition of technology and the purchase of computer equipment, related software, furniture, fixtures, and leasehold improvements.*

In September 1998 our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock on the open market. As of December 31, 1998, we had repurchased 410,000 shares of our common stock in the open market at an average purchase price of $4.77, for a total cost of approximately $2.0 million. Of the repurchased shares of our common stock, 267,500 were used for fulfillment of a portion of the shares purchased through Employee Stock Purchase Plan on October 31, 1998.

As of December 31, 1998, we had working capital of approximately $58 million, including $33.1 million in cash, cash equivalents and short-term investments.
In addition, we have a $2.5 million unsecured revolving line of credit that expires in December 1999. Under the line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of December 31, 1998, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of December 31, 1998, we were in compliance with those covenants.

From time to time, some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On December 31, 1998, our reserve for doubtful accounts was $1.4 million. We believe the current reserves are adequate to provide for potential credit losses or sales returns.*

We also believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the rate of return on our investments and fluctuations in the value of international currencies. In the normal course of our business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest with high-quality issuers and limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. We have, as of December 31, 1998, a portfolio of short-term investment securities valued at $15.7 million. We have determined that the interest rate risk to that portfolio from reasonably possible near-term changes in interest rates is not material.

The net assets of our Australian subsidiary are denominated in Australian dollars. We operate in certain countries in Latin America, Eastern Europe and the Asia-Pacific region where there are limited forward currency exchange markets. We have unhedged transaction exposures in these currencies. We have not entered into forward foreign exchange contracts for speculative or trading purposes.

Effective January 1, 1999, eleven countries in Europe will be in the process of converting their sovereign currencies into one common legal currency. We are currently evaluating the effect of the European conversion on pricing strategies for our products and services, contractual agreements, and accounting system capabilities. We believe our internal accounting, order management, and finance and banking systems will accommodate the conversion. However, there can be no assurances that, going forward, the conversion will not have an adverse effect on our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On November 18, 1998, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Richard G. Vento (with 31,579,701 affirmative votes, and 86,503 votes withheld), Tom L. Johnson (with 31,580,678 affirmative votes, and 85,526 votes withheld), George F. Schmitt (with 31,623,662 affirmative votes, and 42,542 votes withheld), Jonathan B. Shantz (with 31,623,662 affirmative votes, and 42,542 votes withheld) and Dr. Kornel Terplan (with 31,484,337 affirmative votes, and 181,867 votes withheld).

An amendment to our 1995 Employee Stock Purchase Plan was approved, increasing the number of shares of Common Stock reserved for issuance by 1,000,000 shares (with 31,157,062 affirmative votes, 488,877 negative votes, 20,265 abstaining and 0 nonbroker votes).

The stockholders also ratified the appointment of Deloitte & Touche, LLP as our independent public accountants for fiscal year 1999 (with 31,625,833 affirmative votes, 22,023 negative votes, 18,348 abstaining and 0 nonbroker votes).


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.

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

    (a)   Exhibits

          10.1    Lease Agreement

          27.1    Financial Data Schedule

    (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  February 12, 1999        By: /S/  David M. Allen
                                     --------------------------------------
                                     David M. Allen, Chief Financial Officer

                                     (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)