Form 10-Q
period 1999-03-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1999-05-14
CIK 892191

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  X     No ____________
                                                ---

Number of shares of registrant's common stock outstanding as of April 30, 1999:
 35,863,509.

================================================================================

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               TABLE OF CONTENTS

                                                                            PAGe
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements....................    1

           Condensed Consolidated Balance Sheets at March 31, 1999
           and June 30, 1998..............................................    1

           Condensed Consolidated Statements of Operations for the three
           months and nine months ended March 31, 1999 and 1998...........    2

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended March 31, 1999 and 1998...........................    3

           Notes to Condensed Consolidated Financial Statements...........    4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    5

Item 3.    Quantitative and Qualitative Disclosure About Market Risk......   17


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   17

Item 6.    Exhibits and Reports on Form 8-K...............................   17

           Exhibit 27.1  Financial Data Schedule

SIGNATURE                                                                    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              MARCH 31,           JUNE 30,
                                                                                1999                1998
                                                                          --------------      --------------
                                                                            (UNAUDITED)            (1)
ASSETS
Current assets:
  Cash and cash equivalents.........................................      $       21,108      $       24,568
  Short-term investments............................................              15,551              16,718
  Accounts receivable (net of allowance of $1,842 and $1,517).......              11,443              16,846
  Deferred income taxes (net of allowance of $27,396 and $0)........                 ---              23,194
  Prepaid expenses and other current assets.........................               1,723               1,336
                                                                          --------------      --------------
     Total current assets...........................................              49,825              82,662
Property and equipment, net.........................................              12,423              15,129
Other assets, net...................................................               4,918               3,567
                                                                          --------------      --------------
     Total assets...................................................      $       67,166      $      101,358
                                                                          ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................      $        5,223      $        5,487
  Accrued liabilities...............................................               6,632               7,379
  Deferred revenue..................................................              12,129              10,386
                                                                          --------------      --------------
     Total current liabilities......................................              23,984              23,252

Deferred income taxes...............................................                 ---                 586

Stockholders' equity:
  Common stock......................................................              86,215              86,434
  Accumulated translation adjustment................................                (857)             (1,127)
  Retained deficit..................................................             (42,176)             (7,787)
                                                                          --------------      --------------
     Total stockholders' equity.....................................              43,182              77,520
                                                                          --------------      --------------
     Total liabilities and stockholders' equity.....................      $       67,166      $      101,358
                                                                          ==============      ==============

(1) Information in this column derived from OSI's audited consolidated balance sheet as of June 30, 1998

See notes to condensed, consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                   Nine Months Ended
                                                              MARCH 31,                           MARCH 31,
                                                  ------------------------------      -------------------------------
                                                        1999             1998              1999              1998
                                                  -------------     ------------      ------------     --------------
Revenues:
  License....................................     $       3,932     $      9,224      $     25,618     $       21,208
  Service and other..........................             7,106            8,803            20,963             19,696
                                                  -------------     ------------      ------------     --------------
     Total revenues..........................            11,038           18,027            46,581             40,904
                                                  -------------     ------------      ------------     --------------
Cost of revenues:
  License....................................               460              495             1,394              1,382
  Service and other..........................             4,832            5,902            14,194             17,536
                                                  -------------     ------------      ------------     --------------
     Total cost of revenues..................             5,292            6,397            15,588             18,918
                                                  -------------     ------------      ------------     --------------
Gross profit.................................             5,746           11,630            30,993             21,986
                                                  -------------     ------------      ------------     --------------
Operating expenses:
  Sales and marketing........................             7,985            8,833            23,174             25,406
  Research and development...................             5,738            4,130            15,159             11,196
  General and administrative.................             1,916            1,778             5,062              5,680
                                                  -------------     ------------      ------------     --------------
     Total operating expenses................            15,639           14,741            43,395             42,282
                                                  -------------     ------------      ------------     --------------
Loss from operations.........................            (9,893)          (3,111)          (12,402)           (20,296)

Other income, net............................               344              499             1,322              1,354
                                                  -------------     ------------      ------------     --------------
Loss before income taxes.....................            (9,549)          (2,612)          (11,080)           (18,942)

Provision (benefit) for income taxes.........            23,947             (894)           23,197             (6,393)
                                                  -------------     ------------      ------------     --------------
Net loss.....................................           (33,496)          (1,718)          (34,277)           (12,549)
                                                  =============     ============      ============     ==============
Basic and diluted net loss per share.........     $       (0.95)    $      (0.05)     $      (0.98)    $        (0.38)
                                                  =============     ============      ============     ==============
Average shares outstanding...................            35,274           34,264            35,010             33,442
                                                  =============     ============      ============     ==============

See notes to condensed, consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           -----------------------------------
                                                                                  1999                1998
                                                                           ---------------     ---------------
Cash flows from operating activities:
   Net loss...........................................................     $       (34,277)    $       (12,549)
  Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization......................................               6,186               6,343
   Deferred income taxes..............................................              22,329              (7,003)
   Stock compensation expense.........................................                 186                 278
   Loss on disposal of fixed assets...................................                 114                  --
   Effect of changes in:
     Accounts receivable..............................................               5,417               6,056
     Income tax refund receivable.....................................                  --               2,058
     Prepaid expenses and other current assets........................                (168)               (346)
     Accounts payable.................................................                (246)             (1,730)
     Accrued liabilities..............................................                (743)               (371)
     Deferred revenue.................................................               1,743               1,220
                                                                           ---------------     ---------------
     Net cash provided (used for) operating activities................                 541              (6,044)
                                                                           ---------------     ---------------
Cash flows from investing activities:
   Sales of short-term investments....................................               1,167               8,293
   Purchases of property and equipment................................              (2,700)             (3,631)
   Purchases of other assets..........................................              (2,819)                 --
   Proceeds from sales of property....................................                 702                  --
                                                                           ---------------     ---------------
     Net cash provided by (used for) investing activities.............              (3,650)              4,662
                                                                           ---------------     ---------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net........................               1,692               2,697
   Purchase of treasury stock.........................................              (2,208)                 --
                                                                           ---------------     ---------------
   Net cash provided by (used for) financing activities...............                (516)              2,697
                                                                           ---------------     ---------------
Effect of exchange rate changes on cash...............................                 165                  70
                                                                           ---------------     ---------------
   Net increase (decrease) in cash and cash equivalents...............              (3,460)              1,385
Cash and cash equivalents:
   Beginning of the period............................................              24,568              17,817
                                                                           ---------------     ---------------
   End of the period..................................................     $        21,108     $        19,202
                                                                           ===============     ===============

See notes to condensed, consolidated financial statements.

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

The information in this report reflects all adjustments that we believe are necessary to fairly state OSI's financial position, the results of its operations and cash flows for the periods presented. The adjustments consist of items that recur normally.

These financial statements should be read in conjunction with the audited financial statements and their notes contained in OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.

2.  NET INCOME (LOSS) PER SHARE

During the quarter ended December 31, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 requires that we compute net income (loss) per share using two different calculations, basic and diluted, and that we disclose the methods we use for this calculation. We have restated our earnings (loss) per share for prior periods to conform with SFAS 128.

Under SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued following the exercise of stock options (using the treasury stock method). Common equivalent shares outstanding are not included in the net loss per share computations, as their inclusion would have the effect of showing a smaller loss per share.

3.  INCOME TAXES

In the three months ended March 31, 1999, we recorded a charge to our income tax expense by taking a $27.4 million valuation allowance against the balance of our deferred income taxes. The charge was taken in accordance with the guidelines in SFAS No. 109, Accounting for Income Taxes. This action was based on our historical operating losses, which gave rise to uncertainty regarding our ability to realize the deferred income tax asset.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which we adopted in the first quarter of fiscal 1999. SFAS No. 130 requires us to report a new, additional measure of income on our income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" includes foreign currency translation gains and losses. It also includes unrealized gains and losses on equity securities that have previously been excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                                    For the Three Months Ended        FOR THE NINE  MONTHS ENDED
                                                            March 31,                          MARCH 31,
                                                -------------------------------    ------------------------------
(IN THOUSANDS)                                         1999            1998              1999            1998
                                                -------------------------------    ------------------------------
Net loss                                        $     (33,496)    $    (1,718)     $    (34,277)    $   (12,549)
Foreign Currency Translation Gains (Losses)               313              76               270            (466)
                                                     --------         -------          --------        --------
Total Comprehensive Loss                        $     (33,183)    $    (1,642)     $    (34,007)    $   (13,015)
                                                ===============================    ==============================

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that we recognize derivatives on our balance sheet as assets or liabilities measured at fair value. Accounting for gains and losses that result from changes in the values of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Although we have not fully assessed the implications of SFAS No. 133, we do not believes its adoption will have a material impact on our financial statements.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. We have identified them with an asterisk (*). Our actual results may differ materially because these statements are based on a number of assumptions about risks, both known and unknown. Some of those assumptions involve the impact of fluctuations in our quarterly results, our ability to effectively manage growth, the size and capabilities of our professional services and customer support organizations, our management of product transitions, the impact of product and customer concentrations on future growth, our ability to attract and retain key employees, the growth of emerging markets for our products and their ability to absorb new technologies, the myriad effects on us and our customers of the Year 2000 transition, the effects of competition and technological change in our markets, the impact of the current turmoil in international markets, the relative strength of the U.S. dollar against other currencies, the continued viability of our third-party relationships, our ability to protect our proprietary technology, the effects of changes in, or our failure to comply with, government regulations, and projections regarding overall economic and business conditions. For a more detailed discussion of these risks and some of the other factors that have affected our business, see OSI's Annual Report on
                                                   ---
Form 10-K for the fiscal year ended June 30, 1998.  See also the Section titled
                                                    --------
"Factors That May Affect Future Results" in this Report.

OVERVIEW

OSI develops, markets and supports object-oriented, client/server software for service and network management. We were founded in June 1989 and began shipments of our NetExpert(R) product line in August 1990. As of March 31, 1999, we had directly or indirectly licensed our products to more than 200 customers around the world.

A typical NetExpert sale includes a combination of license fees, fees for professional services and fees for customer support and training. Revenue from licensing, servicing and supporting NetExpert products has accounted for substantially all of our revenues since we were founded. In addition, a large part of our revenue has come from substantial orders placed by large organizations. We do not believe that these factors will change in the near term.*

The timing of large orders and their fulfillment has caused material fluctuations in our operating results, particularly on a quarterly basis. We do not believe that this situation is likely to change.* For this reason and others, some of which are discussed in "Factors That May Affect Future Results," we expect that our quarterly revenues and operating results will vary significantly in the future, that period-to-period comparisons of our revenues and results are not necessarily meaningful and that quarterly revenues should not be relied on as indications of future performance.*

We distribute and sell our NetExpert products in North America primarily through a direct sales force. Outside of North America, we typically sell our products and services through systems integrators, local distributors and, to a lesser extent, through an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our operations outside of North America by expanding our direct sales force, opening additional in-region customer support and sales offices, adding distributors and pursuing additional strategic relationships.* See further discussion in the "Results of
                                      ---
Operations" section below.

For the third quarter of fiscal 1999, we had a net loss of $33.5 million compared to a net loss of $1.7 million for the same period in fiscal 1998. For the first three quarters of fiscal 1999, we had a net loss of $34.3 million compared with a net loss of $12.5 million for the same period in fiscal 1998.

Some of the factors that contributed to this increased net loss are described in the following "Results of Operations" section.

We are continuing to follow a strategy that is aimed at (1) focusing on converging and wireless service provider markets, (2) narrowing our product development, (3) building stronger sales, professional services and customer interface organizations, and (4) forging key strategic alliances while strengthening our existing relationships. While we believe this strategy helped us to earn revenues and maintain a backlog of orders during the first three quarters of fiscal 1999, we can give no assurances that this strategy will be successful. Some orders we include in our backlog may be cancelled without significant penalty.

RESULTS OF OPERATIONS

REVENUES:

                                         FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                              ---------------------------------------------     ---------------------------------------------
(IN THOUSANDS, EXCEPT           MARCH 31,                         MARCH 31,        MARCH 31,                        MARCH 31,
 PERCENTAGES)                      1999           CHANGE            1998              1999           CHANGE           1998
                              -----------    ------------      ------------     -------------     ----------     ------------
License                          3,932           (57%)             9,224           25,618            21%            21,208
Percentage of revenues              36%                               51%              55%                              52%
Service and other                7,106           (19%)             8,803           20,963             6%            19,696
Percentage of revenues              64%                               49%              45%                              48%
Total revenues                  11,038           (39%)            18,027           46,581            14%            40,904

OSI's revenues are derived primarily from license fees and fees for a full range of services complementing our products, including professional services, software maintenance, customer support and training. We believe that the decrease in total revenues for the three months ended March 31, 1999, compared with the three months ended March 31, 1998, resulted mainly from delays in obtaining contracts for new business, delays in completing certain on-going development and customer projects, and internal disruption caused by management changes in our sales organization, a reduction in force and an increase in employee turnover. Total revenues grew for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. This increase resulted from higher levels of sales to existing and new customers in the first two quarters of fiscal year 1999. List prices for our products and services did not change significantly during the comparison periods.

License Revenues. We generally price and license our software on a per-instance, per-server basis, although we sometimes grant site, network-wide or enterprise-wide licenses for larger operational support systems or networks. License revenues are typically recognized when a noncancellable license agreement has been signed, the software has been shipped, our fees are fixed and determinable, and collection is probable. Revenues under contracts that require significant customization of our application components are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs. Although our license agreements normally do not provide for a right of return, we maintain reserves for returns and potential credit losses.

Our license revenues decreased in absolute dollars and as a percentage of total revenues for the three months ended March 31, 1999, compared with the three months ended March 31, 1998. We believe that this decrease can be attributed to the factors described above in the discussion of the decrease in our total revenues. However, we would also note that the number of new customers we added this quarter decreased significantly from those we have added in previous quarters. The increase in our license revenues in absolute dollars and as a percentage of total revenues for the nine months ended March 31, 1999, compared with the nine months ended March 31, 1998, mainly reflects growth in our sales to existing customers in the competitive local exchange carrier and wireless market industry segments during the first six months of the fiscal year. While we are continuously taking steps to improve our development, marketing and sales processes, and our human resources and operational effectiveness, these efforts may not be successful. Our inability to make such improvements could have a material adverse effect on our future performance.*

For the three months ended March 31, 1999, license revenues constituted a smaller percentage of total revenues than service and other revenues. We believe that this was caused by the decrease in license revenues discussed above, and not by any significant change in the mix of products and services that we market. License revenues represented the majority of total revenues for nine months ended March

31, 1999. We anticipate that, in the future, license revenues will represent the majority of total revenues.* However, historic growth rates in our license revenues should not be relied on to predict future growth rates.*

We adopted Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, effective July 1, 1998. The adoption did not have, and is not expected to have, a material effect on our revenues and net income.* However, the accounting profession is currently developing guidelines on the proper implementation of SOP 97-2. These guidelines could lead to changes in how we recognize revenue that in turn, could have a material effect on our future revenue and net income.*

Services and Other Revenues. Revenues for training, consulting and professional services are recognized as the services are performed and acceptance criteria have been met. We offer support contracts to our customers which provide for telephone support, product updates and technical support during the support period. Support revenues are deferred and recognized ratably over the term of the support agreement, typically 12 months. Payments for support are generally made in advance and are nonrefundable. A comparison of the service and other revenues for the three months ended March 31, 1999, with the three months ended March 31, 1998, shows a decrease in absolute dollars and an increase in the percentage of total revenues. We attribute these results to a reduced demand during the quarter for our professional services, which was offset by a slight increase in support revenues from our larger installed base. Because our license revenues in the current quarter were lower than they have been in the comparison quarters, service and other revenues represented a greater percentage of total revenues.

A comparison of the nine months ended March 31, 1999, with the nine months ended March 31, 1998, shows services and other revenues increased in absolute dollars and decreased as a percentage of total revenues. The decrease in the percentage of total revenues is due to increased license revenues over the nine-month period ended March 31, 1999. We expect that service and other revenues will continue to represent a significant portion of our total revenues in future periods.* This is mainly because we anticipate continued demand for our professional services in connection with licenses of NetExpert, renewal of existing support contracts and new projects in a growing installed base.* However, historic growth rates in our service and other revenues should not be relied on as an indication of future growth rates.*

International Revenues. International revenues represented 43% and 44% of our total revenues for the three months ended March 31, 1999, and 1998, respectively, and 43% and 31% of our total revenues for the nine months ended March 31, 1999, and 1998, respectively. Increased international revenues, both as a percentage of total revenues and in absolute dollars, is due primarily to our on-going investment in this segment of our business. The result has been an increase in orders for software for both existing and new international customers. Given the current economic uncertainties in world markets, we can give no assurances that this trend will continue. A significant portion of our international revenues were derived from increased sales in Europe and, to a lesser extent, in the Pacific Rim.

We believe that the weakened economies in Asia-Pacific are having some effect on our revenues, but do not believe that the effect has been material. However, this may not be the case for future periods.* There can be no assurances that the economies in Asia-Pacific will recover in the near term or that local currencies will strengthen relative to the U.S. dollar. The result could be delayed payments for pending orders, a slowdown in the rate of privatization of telecommunications services providers, a further slowing of economic growth in the region and a resulting reduction in future purchases of our products and services.*

A majority of our international sales are currently denominated in U.S. dollars. As a result, our current exchange rate exposure is not material. However, the increase in the value of the U.S. dollar relative to other currencies has made our products more expensive for international purchasers and, therefore, less competitive in markets outside the United States. In addition, we are facing increased pressure to price and bid our products in currencies other than the U.S. dollar. As a result, we can give no assurances that our exchange rate exposures will not increase in the future.*

Our international business also involves a number of inherent risks. These include longer accounts receivable collection periods, greater difficulty in collections, difficulty in staffing and managing operations; longer sales cycles; potentially unstable political conditions; language barriers; cultural differences; unexpected changes in regulatory requirements; the burden of complying with a wide variety of foreign laws, including reduced protection for intellectual property rights; potentially adverse tax consequences and tariffs and other trade barriers. While we expect that international revenues will continue to provide a material portion of our total revenues, we can give no assurances that our current international risk profile will remain stable.* Any changes could have a material adverse effect on our future international sales and, therefore, our overall operating results and financial condition.*

COST OF REVENUES:

                                      For the Three Months Ended                        FOR THE  NINE MONTHS ENDED
                            --------------------------------------------     ---------------------------------------------
(IN THOUSANDS, EXCEPT         MARCH 31,                       MARCH 31,        MARCH 31,                        MARCH 31,
 PERCENTAGES)                   1999           CHANGE           1998             1999           CHANGE            1998
                            ------------     ----------     ------------     ------------     ----------      ------------
Cost of license revenues         460           (7%)              495             1,394             1%             1,382
Percentage of revenues             4%                              3%                3%                               3%
Cost of service and other
 revenues                      4,832          (18%)            5,902            14,194           (19%)           17,536
Percentage of revenue             44%                             32%               30%                              43%
Total cost of revenues         5,292          (17%)            6,397            15,588           (18%)           18,918
Percentage of revenues            48%                             35%               33%                              46%
Gross profit                   5,746          (51%)           11,630            30,993            41%            21,986
Percentage of revenues            52%                             65%               67%                              54%

Cost of License Revenues. Cost of license revenues consists of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, amortization of intangible costs, and related labor costs. For the three months ended March 31, 1999, compared with the three months ended March 31, 1998, our cost of license revenues remained relatively flat due to fixed production costs. For the nine months ended March 31, 1999, compared with the nine months ended March 31, 1998, our cost of license revenues remained flat despite an increase in license revenues.

Cost of Service and Other Revenues. Cost of service and other revenues consists mainly of personnel costs related to providing professional and support services to assist our customers in deploying our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. The cost of service revenues related to providing professional services for our customers decreased for the three months ended March 31, 1999, compared with the three months ended March 31, 1998, as well as for the nine month periods ended March 31, 1999, compared with the same period in 1998. The decrease in both comparison periods was due to less demand for professional services, a reduction in the use of contractors, and a reduction in travel, facilities and communications costs. We expect the demand for professional services to continue to fluctuate and, because of these fluctuations and our reduced level of professional services personnel, we may need to hire more subcontractors.* Doing so would increase the costs of providing our professional services. We also expect that, despite our efforts to control costs, our travel, facilities and communications costs may increase.* The reduction in our professional services costs was somewhat offset by an increase in our costs for maintenance and support services. We had a slight increase in headcount and in the costs of communications and computer-related items needed to provide support services to a larger installed customer base.

Gross profit decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, primarily because of the decrease in our total revenue. Gross profit increased for the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998, because of the increase in total revenues and reduced costs.

To provide for current and anticipated future professional service requirements, we continue to evaluate the need for additional professional service personnel. See comments in the "Overview" section for further discussion on services and
---
other revenues. We believe that our cost of service and other revenues may increase in absolute dollars.*


OPERATING EXPENSES:

                                       FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                            ---------------------------------------------     ---------------------------------------------
(IN THOUSANDS, EXCEPT          MARCH 31,                        MARCH 31,        MARCH 31,                        MARCH 31,
 PERCENTAGES)                    1999            CHANGE           1998             1999            CHANGE           1998
                            ------------     ----------      ------------     ------------     ----------      ------------
Sales and marketing              7,985          (10%)            8,833           23,174            (9%)            25,406
Percentage of revenues              72%                             49%              50%                               62%
Research and development         5,738           39%             4,130           15,159            35%             11,196
Percentage of revenues              52%                             23%              32%                               27%
General and administrative       1,916            8%             1,778            5,062           (11%)             5,680
Percentage of revenues              17%                             10%              11%                               14%
Total operating expenses        15,639            6%            14,741           43,395             3%             42,282
Percentage of revenues             141%                             82%              93%                              103%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with our sales and customer support offices, and promotional expenses. Decreased sales and marketing expenses for both the three-month and the nine-month comparison periods ended March 31, 1998 and 1999 primarily resulted from a reduction in head count and reduced employee expenses such as travel, communications, facilities and computer-related items. Some of these employees were transferred to other departments. The remainder of the decrease was due to attrition. In addition, marketing expenses for outside labor and marketing programs were reduced. We expect to be adding additional direct sales employees in the near term and that our sales and marketing expenses in future periods will increase in absolute dollars.*

Research and Development. Research and development expenses increased for both the three-month and the nine-month periods ended March 31, 1998 and 1999. This increase was due primarily to growth in headcount and related operating overhead. The increase in headcount resulted from the realignment of personnel into research and development from other departments and not from the hiring of additional employees. We expect to continue committing significant resources to research and development in future periods to enhance and extend our core technology and product lines.* We also expect that research and development expenses in future periods may continue to increase in absolute dollars.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, and general management. Also included are outside professional service fees, corporate insurance expense, and provision for doubtful accounts. During the three months ended March 31, 1999, compared to the three months ended March 31, 1998, general and administrative expenses increased. The growth was caused by growth in our reserves for doubtful accounts, costs for facilities and certain computer related expenses. It was partially offset by a decrease in personnel costs as a result of a reduction in headcount. During the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, general and administrative expenses decreased. This decrease was the result of reduced administrative, legal, insurance and travel costs.

General and administrative expenses may increase in the future if there is growth in our business and we hire additional personnel.* Although we believe our allowance for doubtful accounts is adequate as of March 31, 1999, we will continue to review this allowance and adjust it as needed. There are no assurances that future quarters will not require significant charges which would be reflected as general and administrative expenses.*


OTHER INCOME, NET:

                                       FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                            ---------------------------------------------     ---------------------------------------------
(IN THOUSANDS, EXCEPT         MARCH 31,                        MARCH 31,        MARCH 31,                        MARCH 31,
 PERCENTAGES)                   1999           CHANGE            1998             1999           CHANGE            1998
                            ------------     ----------      ------------     ------------     ----------      ------------
Other income, net               344            (31%)             499             1,322            (2%)             1,354
Percentage of revenues            3%                               3%                3%                                3%

Other Income, Net. The decrease in other income, net for the three months ended March 31, 1999 was due to reduced levels of interest income. The decrease for the nine months ended March 31, 1999 is attributable to reduced levels of interest income.

PROVISION (BENEFIT) FOR INCOME TAXES:

                                     FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                           -------------------------------------------      -------------------------------------------
(IN THOUSANDS, EXCEPT        MARCH 31,                      MARCH 31,         MARCH 31,                      MARCH 31,
 PERCENTAGES)                  1999          CHANGE           1998              1999           CHANGE          1998
                           ------------    -----------    ------------      ------------     ----------    ------------
Benefit from income taxes     23,947            NM            (894)            23,197            NM           (6,393)
Percentage of revenues           217%                           (5%)               50%                           (16%)

NM - Not meaningful

Provision (Benefit) For Income Taxes. The provision (benefit) for income taxes includes federal, state and foreign income taxes. For the period ended March 31, 1999, it includes a $27.4 million charge for a valuation allowance related to our deferred income tax asset. This allowance was established in accordance
with the guidelines in SFAS No. 109, Accounting for Income Taxes.   We had an
effective tax rate of 34% for the three months ended March 31, 1998, and for the nine months ended March 31, 1998. These effective tax rates differ from the federal statutory rate primarily because of foreign taxes, state taxes and research and development tax credits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

For a more thorough discussion of the factors and risks that may affect our future results, see OSI's Annual Report on Form 10-K for the fiscal year ended
                ---
June 30, 1998.

Our quarterly operating results have varied significantly in the past, and we believe that they are likely to vary significantly in the future.* The fluctuation in quarterly license revenues is caused in part by the timing of our ability to fulfill large orders from our customers. These include global telecommunications providers and the new emerging communications service providers. Large orders are typically preceded by long sales cycles.* Accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues may continue to vary significantly depending on the timing of large orders.* As was the case this quarter, the failure to obtain a large order or orders during a reporting period, for whatever reason, will have a material, adverse effect on our business reported, operating results and financial condition.*

This variance in operating results is also affected by such factors as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in levels of operating expenses; personnel changes and turnover; fluctuation in the demand for NetExpert; the number, timing and significance of new products and product enhancements by OSI and our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert and related products on a timely basis; the mix of direct and indirect sales; the increased complexity and criticality of our customers' and potential customers' business requirements and, therefore, their on-going willingness to rely on small providers to meet their operational needs; the ability of our products and professional services to meet our customers' and potential customers' increasingly complex and critical business requirements; our assessment of allowance for bad debts or sales returns; and general economic factors, among others.* Because of these factors, our quarterly revenue and operating results are difficult to forecast.*

Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. The purchase of network operational support systems and network management applications generally involves a large commitment of capital. In addition, customer business and operational requirements are becoming increasingly complex as the worldwide telecommunications infrastructure becomes ever larger, more integrated and more pervasive.* This can add significant time to the sales cycle because of the customer's internal approval procedures and often fluid design process, and the need to narrow the inevitable gap between operational desires and technological feasibility. It also regularly involves the testing and acceptance of new technologies that affect crucial customer operations. For these and other reasons, the sales cycle for our products is often lengthy and subject to a number of risks over which we have little or no control.

In addition, we typically receive a significant portion of our orders, and record the resulting revenue, in the last weeks or even days of a quarter. Expense levels are planned in advance and are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses varies with revenue, net income may be disproportionately affected by a shortfall in anticipated revenue. We believe this pattern will continue.*

We believe that competition in our markets will continue to increase.* We compete both with a number of large, well-funded hardware vendors who also distribute operational support and network management software, and with a growing number of smaller companies with new technologies. This competition could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.*

Our transactions have historically been primarily in U.S. dollars. As we expand our international operations, transactions in other currencies can be expected to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations.*

We have an ongoing program of assessing the extent to which our internal systems and products evaluate date information and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (i.e. whether they are "Year 2000-compliant"). We have been taking remedial action where our systems and products are not Year 2000-compliant. We are also evaluating contingency plans for continuing operations if Year 2000 problems arise despite our steps to avoid them. We expect these activities to continue throughout calendar 1999 and into the first half of fiscal 2000.*

We believe that we have identified the Year 2000 dependencies in our internal systems. We have examined all critical systems including manufacturing, sales, development, communications and financial systems. We have also examined many of our non-computer electronic devices which contain microprocessors (for example, telephones, security systems, and HVAC systems). As dependencies are identified, we believe that we are taking the remediation measures necessary for our internal systems to be Year 2000-compliant. No significant internal systems projects are being deferred due to Year 2000 remediation costs. In most instances, installation of new software or hardware that is Year 2000-compliant has been occurring in the normal course of our business. We are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in our internal systems. Delays in implementing new information systems or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences.*

We have evaluated all of our currently offered products and have taken measures to bring our framework into Year 2000 compliance. Were our products not able to manage and manipulate data related to the Year 2000, the result could be a material adverse affect on our business.* It should be noted, however, that we do not intend to develop modifications to earlier versions of products or to customized deliverables that are no longer under warranty.

In spite of our remediation efforts, we can give no assurances that our compliant products will function properly when they are integrated with other non-compliant products, including customized OSI software, third-party software and hardware. In addition, we can give no assurance that our current products will be compliant in all environments. We have advised each of our customers of our year 2000 compliance standards. Year 2000 compliant versions of available products have been offered at no additional charge to those of our customers who have purchased maintenance and support services. We have also offered our customers professional services to assist in migrating their NetExpert-based implementations to Year 2000-compliant versions.

We are continuing to work with key suppliers of third-party software products and services that are used in connection with NetExpert. We are attempting to monitor their reported progress toward Year 2000-capability and compatibility with Year 2000-compliant versions of NetExpert. We are not currently aware of any material operational issues or costs associated with these suppliers regarding Year-2000 compliance. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in these third-party software products.* Delays in remediation or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences to our business and the results of our operations.*

Our products are used in numerous operating environments. Even if we bring our current products into Year 2000 compliance, our customers may nevertheless experience Year 2000 difficulties because of the noncompliance of other products that interoperate with them, whether they are provided by OSI, by the customer or by a third party. Even if we have disclaimed responsibility for, or identified and notified our customers of, these issues, they may nevertheless make claims against all suppliers of the component parts of their operating environment. Our customer agreements typically contain provisions designed to limit our liability for these types of claims. It is possible, however, that these provisions will not provide adequate protection from liability under applicable laws, regulations, codes or ordinances or under unfavorable judicial decisions.* Any Year 2000 claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

We have been contacting our key suppliers to determine the extent to which they believe their products and operations are Year 2000-capable. This survey includes providers of both products and services and addresses areas such as network and communications infrastructure, manufacturing, facilities management, finance and human resources. We will proceed with further testing and analysis of vendor systems as necessary.

We are currently developing contingency plans for critical system failures or delays involving suppliers that are not Year 2000-capable. We expect our assessment of these plans will continue through calendar year 1999. Our dependence on critical suppliers and vendors, and therefore on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material effect on our operations and financial results.* As of this date, we are not aware of any critical systems suppliers or vendors that will not be year 2000-compliant. However, we will continue our assessment and, depending on the particular situation, may identify alternative suppliers or vendors.*

We believe that our most reasonably likely, worst case scenario would involve problems with the corruption of data contained in internal information systems, hardware failures and the failure of third-party systems.* We believe our greatest risk lies with the potential failure of third-party systems rather than with our internal systems or products.* We have only minimal ability to assess and remediate the Year 2000 problems of third parties. We believe the greatest detrimental effect on our business would occur if infrastructure services such as electricity, telecommunications, transportation supply chains or suppliers of materials were inoperable.* We rely on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electrical grid or an uneven supply of power could completely shut down the affected facility and also shut down airports and other means of transportation. Critical suppliers could be partially or completely shutdown and unable to provide supplies on a timely basis.* We do not have the ability to replace most third-party supplies with internal production. We may not be able to obtain a replacement supplier in a timely manner, on acceptable terms or at all.*

Among other things, contingency plans for a major infrastructure failure might include a shift in production to another unaffected site. We have plans to install a back-up generator to provide partial power to our core functional areas. While we do not maintain the ability to replace third-party supplies with internal production, contingency planning includes the ongoing assessment and identification of substitute suppliers and, in certain limited situations, a planned increase in the level of inventory carried.

To date, we have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Year 2000 readiness efforts have been undertaken by existing employees and costs have been treated as normal operating expense. These costs have included testing and modifying our computer network and our principal products. They have also included modification of certain products and other deliverables (including customized OSI software rulesets and applications) where we have contractually agreed to provide Year 2000-compliant versions. As of March 31, 1999, we estimate these costs to be $7.0 million.

We expect to incur additional costs for our Year 2000 readiness program related to product testing and customer service requests.* We currently estimate that additional costs will not exceed $1.0 million over the remainder of the fiscal year.*

The majority of the costs incurred, and which we expect will be incurred, are development expenses related to the modification and testing of our products. We believe we currently have adequate general corporate funds with which to pay for expected costs and expenditures.* This estimate is based on our current assessment and is subject to change as our Year 2000 readiness program progresses. It does not include potential costs related to customer or other claims or costs related to internal software and hardware replaced in the normal course of business.

We have provided our customers with limited assurances that certain versions of certain of our products comply with the Year 2000 standards we have adopted. Except as specifically provided for in contracts and limited written assurances which we have provided, we do not believe we are legally responsible for costs incurred by our customers to ensure the Year 2000 compliance of their software, systems and operations.

We currently expect that the Year 2000 issue will not pose significant internal, operational problems.* However, a delay in implementing new information systems, or a failure to fully identify all Year 2000 dependencies in our internal systems or in the systems of our suppliers, customers and financial institutions, could have material adverse consequences, including delays in the delivery or sale of products.* Therefore, we are evaluating contingency plans for continuing operations should these types of problems arise. We believe that our contingency planning will be completed and tested before the end of this calendar year.*

While many of our customers have already migrated to Year 2000-compliant versions of our products, we believe that the purchasing patterns of our customers and potential customers may be affected by the Year 2000 issues as they bring their current software systems into Year 2000 compliance.* Expenditures for Year 2000-compliant software, such as NetExpert, could be accelerated.* Conversely, there could be reduced funds available to purchase new products.* Finally, given the overall uncertainty of the situation, there could be a great reluctance on the part of a large number of customers or potential customers to introduce any new functionality until after the Year 2000 transition has been completed.* Although unknown at this time, potential changes in purchasing patterns such as these could have a material adverse effect on our business, operating results or financial condition.*

Because of the factors described above, we believe our quarterly revenues and operating results are likely to vary significantly in the future.* We also believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future quarter.* If that occurs, the price of our Common Stock could be materially, adversely affected.*

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1999, net cash provided by operations of $0.5 million compared with net cash used for operations of $6.0 million for the nine months ended March 31, 1998. The increase in cash was due mainly to reductions in accounts receivable. In the nine months ended March 31, 1999, sales of short-term investments provided $1.2 million of cash, some of which we used for purchases of property and equipment for our operations. We currently expect to make capital expenditures of $3 million to $5 million in the next 12 months, primarily for the acquisition of technology and the purchase of computer equipment, related software, furniture, fixtures, and leasehold improvements.*

In September 1998, our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock. As of March 31, 1999, we had repurchased approximately 493,000 shares of our common stock in the open market, at an average purchase price of $4.47, for a total cost of $2,208,000.

As of March 31, 1999, we had working capital of approximately $25.8 million, including $36.7 million in cash, cash equivalents and short-term investments.
In addition, we have a $2.5 million unsecured revolving line of credit that expires in December 1999. Under the line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect, or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of March 31, 1999, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of March 31, 1999, we were in compliance with those covenants.

From time to time, some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On March 31, 1999, our reserves for doubtful accounts and sales returns were $1.8 million. We believe the current reserves are adequate to provide for potential credit losses or sales returns.*

We also believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next 12 months.* However, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.*

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the rate of return on our investments and fluctuations in the value of international currencies. In the normal course of our business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used and do not use derivative financial instruments in our investment portfolio. We invest with high-quality issuers and limit the amount of credit exposure with any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. We have, as of March 31, 1999, a portfolio of short-term investment securities valued at $15.6 million. We have determined that the interest rate risk to that portfolio from reasonably possible near-term changes in interest rates is not material.

The net assets of our Australian subsidiary are denominated in Australian dollars. We operate in certain countries in Latin America, Eastern Europe and the Asia Pacific region where there are limited forward currency exchange markets. We have unhedged transaction exposures in these currencies. We have not entered into forward foreign exchange contracts for speculative or trading purposes.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending or threatened against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.

On February 13, 1998, suit was filed against OSI in the United States District Court for the Eastern District of California by Timothy J. Sebring, a former employee of OSI, for breach of contract relating to various matters involving his employment. On April 21, 1999 that suit was dismissed without prejudice for lack of jurisdiction. On April 23, 1999, similar claims were made in Sacramento County Superior Court. We intend to vigorously defend this suit. However, there can be no assurances that we will prevail. If we do not prevail, we could be required to pay monetary damages in an amount which would have a material adverse effect on our operating results and financial condition.*

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

               None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  May 13, 1999                 By:  /s/ Tom L. Johnson
                                        --------------------------
                                                  Tom L. Johnson

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)