Form 10-K
period 1999-06-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1999-09-28
CIK 892191

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                    For the fiscal year ended June 30, 1999
                                       or
   [   ]  Transition report pursuant to Section 13 of 15(d) of the Securities
                              Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes ___X___  No _______.
                                            -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1999 as reported on The Nasdaq Stock Market, was approximately $38,681,758 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 1999, the registrant had outstanding 35,866,761 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held December 9, 1999.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                   FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               Table of Contents

    PART I.                                                                                 Page
                                                                                            ----

Item 1.      Business....................................................................     1
Item 2.      Properties..................................................................     7
Item 3.      Legal Proceedings...........................................................     7
Item 4.      Submission of Matters to a Vote of Security Holders.........................     8
Item 4A.     Executive Officers of the Registrant........................................     8

PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......     9
Item 6.      Selected Financial Data.....................................................    10
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................    10
Item 7a.     Quantitative and Qualitative Disclosure About Market Risk...................    20
Item 8.      Financial Statements and Supplementary Data.................................    20
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................................    20

PART III.

Item 10.     Directors and Executive Officers of the Registrant..........................    20
Item 11.     Executive Compensation......................................................    20
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    21
Item 13.     Certain Relationships and Related Transactions..............................    21

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    21
             Signatures..................................................................    23

                                     PART I
ITEM 1.  BUSINESS

Forward-Looking Statements

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI") or its industry to differ materially from those that are expressed or implied. Additional information regarding these risks (including but not limited to, concentration of product and customers; growth of sales, customer support and development organizations; competition and technological change in the industry; international licensing; dependence on third party relationships; risk of product defect; fluctuations of quarterly results; "Year 2000" issues; and retention of key personnel) can be found throughout Item 1 Business, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7a Quantitative and Qualitative Disclosure About Market Risk.

General

OSI was established in 1989 to provide operations support system ("OSS") software that would simplify the integration and management of communications networks in large-scale, complex, multi-vendor environments. Our products are designed to address the service management and network management needs of communications service providers. The current global communications market is one of both growth and transition. Deregulation is causing intense competition, new technologies are rapidly evolving, the expansion of the Internet has been explosive, and customers increasingly are demanding more and better services. Faced with the need to offer mobile (wireless), circuit (wireline), and virtual
(data) services, communications service providers need comprehensive OSS systems that have the flexibility to accommodate change and allow them to differentiate their services. Since its introduction in 1989, our primary product, NetExpert, has evolved into a platform for delivering integrated, reusable solutions to service providers around the world. In fiscal 1999, we announced the next-generation framework product, NetExpert Virtual Service Management(TM) ("VSM"), and the NetExel(TM) Solution Service suite of modular, applications that can be integrated for service delivery, assurance and usage. In addition, we announced NetExpert Virtual Process Management(TM) ("VPM"), advanced software for capturing and controlling business processes. This product offering -- based on our NetEx(TM) Unified Management Architecture(TM) ("UMA") -- has been designed specifically to meet the needs of the communications marketplace in a time of rapid growth and change.

Objective Systems Integrators(TM), NetExpert(R), OSI(TM), NetEx(TM), WebOperator(TM), NetExel(TM), NetExpert VSM(TM), Virtual Process Management(TM), and the OSI's logo are trademarks of Objective Systems Integrators, Inc. This report also includes trademarks of companies other than Objective Systems Integrators, Inc.


Industry Background

A Market in Transition. Over the past 12 months, global communications markets have become even more competitive. Increasing numbers of customers are seeking access to a wider variety of communications services and, at the same time, are demanding more from those services. A number of analysts have begun to refer to the current environment as a "revolution" in communications. Change is being driven by (1) deregulation resulting from the U.S. Telecommunications Act of 1996 and the World Telecommunications Organization Pact of 1998; (2) increased industry competition and consolidation; (3) the phenomenal growth of the Internet; (4) the introduction of new, enhanced customer services; and (5) the rapid development of new technologies. Tremendous amounts of capital have been poured into communications infrastructure, with even greater levels of investment predicted. It has been estimated that during calendar 1999, approximately $9.9 billion will be spent worldwide on OSS's (including hardware, software and external services). It has also been estimated that this level of investment will to grow at a 13% compound annual rate through 2002 to $14 billion.1 The need to provision services more rapidly, operate networks at peak efficiency and do both with fewer people is forcing new approaches in the software systems used by service providers.

New services and network infrastructure remain one of the chief vehicles that communications providers have to differentiate themselves from their competition. The impact of new services -- particularly those that use the Internet -- has strained the current communications infrastructure and created a demand for greater capacity. In response, service providers have begun implementing new technologies to augment or replace their traditional copper wireline infrastructure with networks that use fiber optics, hybrid fiber coaxial cable, radio frequency signals, or satellite transmission. They have also begun to implement a variety of new technologies so that they can offer greater bandwidth and higher-quality services. In conjunction with these changes, providers are increasingly turning to new, state-of-the-art OSS's to replace their legacy OSS's.

The Role of Operations Support Systems and Service & Network Management. Service providers use OSS's to develop, deploy and manage their networks and the services that depend on those networks. Through their ability to control, monitor, and manage

_______________________________
/1/ Source: Dataquest/G2R
network functions and equipment, OSS's can improve the quality of service delivery, assurance, and usage. Service delivery is the process of introducing new services and updating existing ones. Service assurance involves monitoring and managing existing services to ensure their quality and that they meet service-level obligations to customers. Service usage involves the collection of billing and account management detail for the products and services that are delivered to customers. OSI's approach to this market is based on our belief that an OSS which enables the efficient sharing of data among these three areas can save service providers time, money, and effort, thereby giving them a distinct advantage over competitors who do not have such an integrated system.

Legacy OSS's. Traditional OSS's were developed and deployed in an era of limited competition, slow technological change, and basic phone services. Many network management products now used by the regional U.S. telephone companies were developed by BellCore (now Telcordia/TM/ Technologies, a subsidiary of SAIC), formerly the applied research and development laboratory of the Regional Bell Operating Companies. Created primarily to manage basic voice services, these older systems -- generally mainframe-based, written in older programming languages and using first-generation database management systems -- are not well adapted to deploying new services rapidly and supporting heterogeneous networks consisting of equipment and software produced by different vendors.*

Point Solutions. Some OSS vendors market products that provide a limited number of OSS functions, such as fault management or performance management. These are generally not based on a flexible framework architecture. As a result, they may not integrate easily with other OSS functions for more efficient operations, nor may they easily scale to the needs of service providers as their customer base and service offerings grow.*

The OSI Solution

An Architecture for Change. OSI's NetEx Unified Management Architecture, or UMA, was designed as a comprehensive blueprint for open service and network management that would support current and future business processes.* UMA provides a model for managing converging circuit (wireline), mobile (wireless) and virtual (data/IP) services and networks. It identifies standards-based dependencies, interactions and data across all service, network and element management functions, so that service providers can focus on their business needs, unhindered by differences between systems and standards. Its modular approach was also designed to allow service providers to automate the management of their network and services as their needs arise and their revenues permit.

A Framework for the Future. NetExpert VSM was designed as an object-oriented OSS software framework for the unified management of services and networks. It is a vendor, standards, and protocol-neutral framework that will allow for integration of service delivery, service assurance, and service usage functions on a consolidated management platform. Designed to facilitate the NetEx UMA, NetExpert VSM has been structured to allow for the rapid deployment of new services without compromising network availability or service quality.* Our customers can use NetExpert VSM to help them build their own applications or to configure and deploy any of our NetExel(TM) Solution Service applications in circuit, mobile and virtual domains. It also provides the foundation for NetExpert VPM, a complementary technology for controlling, and automating evolving business processes, systems and resources.

NetExpert VSM is a flexible tool that supports accepted industry standards, such as Common Object Request Broker Architecture (CORBA), Simple Network
Management Protocol (SNMP) and the Telecommunications Management Network (TMN) architecture established by the Telecommunications Standardization Section of the International Telecommunications Union. Our UMA supports the implementation of TMN's layered management architecture. NetExpert VSM enables the development and deployment of applications in the TMN areas of fault, configuration, performance and accounting management. We believe the market outlook for TMN-based systems is strong as service providers are increasingly pushing their suppliers to provide integrated, packaged solutions.* We expect demand to come from both emerging carriers deploying new infrastructure and from traditional carriers as they deploy new services or migrate from their existing legacy systems.*

NetExpert VSM-based solutions run on UNIX platforms offered by Hewlett Packard, Sun and IBM. WebOperator, an interface that allows users access to the functionality of the NetExpert VSM framework via a corporate intranet or extranet, is a Java application that offers cross-platform functionality. It supports UNIX, Windows 98 and Windows NT client platforms. In addition, NetExpert VSM can be used with databases from Oracle, Sybase and Informix.

NetExpert VSM was also designed to allow service providers to keep pace with new network technologies. Next-generation transport networks are being data-optimized, and VSM can accommodate these changes with carrier-grade management capabilities. Intelligent Gateways provide two-way communication with the equipment management ports using common communications such protocols such as SNMP and Common Management Information Protocol. They can also be configured to allow for custom OSS interfaces. We designed NetExpert VSM with the flexibility to accommodate new gateways as communications technologies evolve.

Integrated Solutions. The NetExel Solution Series comprises a suite of configurable applications that automate and integrate the management of service delivery (configuration), service assurance (fault and performance), and service usage (accounting). As part of our Unified Management Architecture, the NetExel products were developed incorporating reusable functions of NetExpert VSM and other technologies. Each NetExel application solution is configurable to meet a particular service provider's requirements. One or several of our NetExel solutions can be configured and deployed for fault, configuration, accounting and performance management. This can be done either by our existing professional services staff, by one of our systems integrator partners or by a provider's internal development organization. When OSI does not provide the OSS, a customer can use NetExpert VSM's Gateway and CORBA Access modules to integrate a third party OSS with their NetExel product.

Automated Business Processes for Competitive Advantage. A business process is a logical sequence of tasks that accomplishes a business function, such as validating an order or activating a service. This may include tasks that involve system interaction, manual intervention or computer-based decision making. Making business processes more efficient offers service providers a large opportunity for competitive advantage. NetExpert VPM gives managers and others in the service provider organization the ability to capture, control and automate their processes visually, without disrupting underlying OSS's. Built on UMA, it allows service providers to link business processes flexibly with network operations, provide universal access to information, consolidate processes for rapid service delivery, and design and modify process flows for specific business results. This product, announced in the fourth quarter of fiscal 1999, expands our integrated offerings for the communication service provider market.

Customers may choose the configuration of our NetExpert VSM-based Solution Series products that meets their specific requirements. They can also add new functions as their needs grow. License fees for NetExpert VSM installations typically begin at approximately $250,000 and can increase to many millions of dollars depending on the scope of the network and the functionality required for a given service provider's application. We are also introducing price scaling, which will base license fees on volume of usage by the service provider. This should allow us to penetrate smaller accounts with entry-level solutions, which can then be expanded as the service provider's needs grow. We generally enter into support agreements with our customers that provide for ongoing service and product upgrades for a fixed annual fee


Distribution

OSI sells through its direct sales force and through indirect channels. In North America we primarily engage in direct selling. A small portion of our U.S. sales are made to government and enterprise customers, in most cases through systems integrators and value-added resellers. In 1999, revenues derived from the U.S. were 55% of our total revenues. Outside of the U.S., our regional sales organizations typically work through indirect channels and provide support to network equipment manufacturers, systems integrators and local value-added resellers. Sales outside of the U.S. accounted for 45% of our revenues in 1999.


Customers

One of our key assets is a premier customer base of major communications service providers worldwide, including:

 . Local exchange carriers (LECs), such as the Regional Bell Operating Companies, including Bell South, SBC Communications, Pacific Bell and Ameritech

 . Emerging carriers, including competitive local exchange carriers (CLECs), such as Qwest Communications, Level 3, WinStar, e.spire Communications, Williams Communications, Frontier, Adelphia , AllTel, Swisscom (Switzerland) and Siris (France)

 . Cellular and personal communications services (PCS) providers, including AT&T
  Wireless Services, Omnipoint, Nextel, Airtouch and Hong Kong Telecom CLS

 . Interexchange carriers (IXCs), including Sprint and MCI WorldCom

 . International IXCs, such as Telmex, NTT (Japan), Telecom New Zealand, Bayantel
  International (Philippines), Hanaro (Korea) and the Communications Authority of Thailand

 . Leading operators of voice, data, video networks and internet service, including TCI, @Home, Time Warner Cable and Verio.

As of June 30, 1999, we had directly or indirectly licensed our products to over 250 customers around the world. Our primary target markets are circuit (wireline), mobile (cellular/wireless/PCS) and virtual (IP/data) communications service providers.

A significant portion of our revenues in each fiscal period generally has involved substantial orders from large organizations. As a result, our revenues have often been concentrated among a relatively small number of customers. In fiscal 1999, 1998 and 1997, revenues from the license of our products and services to our five largest customers were approximately 28%, 30% and 23% of total revenues, respectively. No customer accounted for greater than 10% of total revenues in fiscal 1999. One customer, a global telecommunications company, accounted for approximately 12% of total revenues in fiscal 1998. No customer accounted for more than 10% of total revenues in fiscal 1997. We expect that we will continue to depend on large orders for a significant portion of our future revenues.* As a result, our business, operating results and financial condition will be materially adversely affected if anticipated orders do not materialize, are deferred or are canceled, due to changes in customer requirements.* There can also be no assurance that revenues from key customers, individually or as a group, will continue at historical levels.


Sales and Marketing

We have a sales organization, consisting of account managers, sales engineers and sales management staff, that sells directly to end-users and assists in sales by strategic partners, systems integrators and value-added resellers. In addition, we have domain experts in our marketing organization who are highly knowledgeable about the products and technologies of specific market segments. These domain experts work directly with our sales force to define product objectives, customer needs and market requirements.

We expect to continue expanding our direct sales force, opening additional customer support and sales offices, adding value-added resellers and pursuing additional strategic partnerships.* This will require significant management attention and financial resources.* We expect to fund this expansion by growth in our revenues. However, doing so could adversely affect our operating results during any particular reporting period depending on the relative timing of expenditures and the recognition of offsetting revenue.*


In North America, we have 11 sales and customer support offices in the following greater metropolitan areas: Atlanta, Chicago, Dallas, Denver, Ft. Lauderdale, Mexico City, Philadelphia, Sacramento, Seattle, Toronto and Washington, D.C.

Outside of North America, we license our products and services principally through systems integrators, value-added resellers and local distributors that have cultural familiarity, specific industry expertise and the ability to respond to customer needs on a timely basis. We currently have sales engineering and technical support offices in Japan, Australia, Thailand, Taiwan, Philippines, Korea, Singapore and France.

Revenues outside of the United States accounted for 45%, 34% and 28% of total revenues in fiscal 1999, 1998 and 1997, respectively. A breakdown of revenues derived from sales outside of the United States, can be found in Note 9 to the Consolidated Financial Statements included in this Form 10-K. We expect that international revenues will continue to account for a significant portion of our total revenues.*

To the extent that we do not establish additional operations outside of the United States in a timely manner, our ability to grow international sales will be limited.* This would, in turn, materially adversely affect our business, operating results and financial condition.* In addition, our international operations involve a number of inherent risks, such as (1) longer sales cycles and collection periods; (2) greater difficulty in collections, staffing and management; (3) unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers;
(4) reduced protection for intellectual property rights in some countries; (5) variable economic conditions; and (6) other trade barriers.*

To supplement our direct sales efforts, we have also established relationships with strategic partners, including systems integrators, value-added resellers, distributors and network equipment vendors. Whenever possible, we work closely with partners to facilitate a complete customer solution. In addition to assisting our sales efforts, these relationships provide us with insight into new and emerging customer applications.

We expect to strengthen our relationships with existing partners, and to add new partners, over the course of the current fiscal year.* There can be no assurance that we will be able to retain our current partners or attract new partners that can market our products effectively. We believe that our success in penetrating new markets depends in large part on our ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships as our distribution needs change.*

We changed the focus of our marketing organization signficantly this year in terms of people, products, and process. We appointed a new vice president of marketing and realigned the reporting structure of our marketing organization. We refocused our products and our product marketing to better reflect industry needs and to present a more coherent, unified approach. We initiated a rigorous process for designing, development, deploying and distributing our products. We also implemented a business tracking system to improve the accuracy and timeliness of our product deliveries.

Professional Services and Customer Support

We believe that highly competent professional services and technical customer support organizations are critical to our continuing success in developing long-term relationships with our customers.

To augment our sales efforts, we offer comprehensive professional services. Professional services engineers work closely with our product developers, direct sales personnel, partners, applications specialists and others to assist with pre- and post-sales consulting support, including the implementation and use of our products. We offer a range of services, including requirements analysis; project management; system design, sizing, customization, installation and tuning; training; ongoing consultation; and upgrade management. We also offer 12-month product support contracts to our customers. These contracts entitle the customer to technical support, product updates and product maintenance during the support period. Substantially all of our customer base was covered by support contracts in fiscal 1999. Services and other revenue (as opposed to revenue from the licensing of software products) accounted for 44%, 45% and 39% of our total revenues in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

We can make no assurances that our professional services and customer support resources will be sufficient to manage the future growth of our business. Failure to expand our professional services and customer support organizations commensurate with the expansion of our installed base, or failure to train those organizations properly in our products, would have a material adverse effect on our business, operating results and financial condition.*


Research and Development

Our research and development organization is responsible for the technology research, design, development, and initial deployment of our full suite of service and network management products. We develop most technology and products internally. We also frequently review opportunities to license technologies or products from others to accelerate the introduction of new and enhanced products or to add value and function that will appeal to our customers. To improve our ability to succeed in a highly competitive marketplace, we increased expenditures for research and development from $14.2 million to $21.2 million over the past 3 fiscal years, representing a substantial investment in new technologies and new and enhanced products.

We believe that these investments will pay off by allowing us to offer better, more sophisticated systems for the new generation of networks and network services. Last year alone, we introduced a common class library that can be shared by various OSI applications and thereby enable more effective OSS integration. This capability can help service providers operate more efficiently and meet their service-level commitments to their customers. We introduced new, next-generation framework software for Virtual Service Management. This new framework gives service providers the flexibility to incorporate industry standards and new technologies into installed management systems, greater ability to increase network capacity, and compatibility with Internet protocol (IP), a key requirement in today's market.

We also introduced a Virtual Process Management framework product that will enable our customers to capture, control, and automate their business processes. This will allow them to link business processes, such as order management and customer service, with day-to-day network operations for greater efficiency and cost control.

As noted, the market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and on-going changes in customer requirements. This can rapidly render existing products obsolete and unmarketable. As a result, the life cycles for our products are difficult to estimate. Our success depends on our ability to enhance our existing products while developing and introducing, on a timely and cost-effective basis, new products and product features.* No assurances can be made that we will be able to do so. If we cannot, our business, operating results and financial condition would be materially, adversely affected.*

Furthermore, software products of the size and complexity that we offer are likely to contain defects. While we test our products during development and before general release, errors may well be found in existing and new products after commercial licensing has begun.* This could result in delayed or lost revenues, loss of market share, or failure to gain market acceptance.* Any of these would materially, adversely effect our business, operating results and financial condition.*


Competition

Competition in our markets is intense. To maintain and improve our competitive position, we must continually develop and introduce, on a timely and cost-effective basis, new products and features that keep pace with the increasingly sophisticated needs of our customers.* The principal competitive factors for our business are product reputation, product quality, performance and price, the availability and quality of professional services and customer support, and product functionality, such as adaptability, scalability, ability to integrate with other products and ease of use.

Our competitors offer a variety of OSS solutions that address the service provider market. These companies generally fall into one of the following four categories:

 .    Custom software developers, which include a provider's in-house development staff, independent integrators and independent software vendors whose products are not based on a framework;

 .    Communications equipment vendors, such as Lucent Technologies, Alcatel and
     Cisco Systems, that offer software for managing their own network equipment;

 .    Hardware and software vendors that offer network management functionality, such as IBM, Sun, Hewlett Packard and Compaq; and

 .    Providers of "point" applications for a limited number of OSS functions, such as Architel, Micromuse and ADC Metrica.

Many of our competitors have longer operating histories, greater name recognition, a larger installed base and significantly greater financial, technical, sales, customer support, marketing and other resources. Our goal is to differentiate OSI from our competition by offering integrated flexible framework-based solutions under a unified architecture.

Both existing and potential customers for our products regularly evaluate whether they should develop their own OSS systems or license them from outside vendors. They sometimes have large internal staffs responsible for meeting their internal needs. As a result, we must continuously address the advantages of our products over internally developed OSS's and the products of competitors. In fiscal 1997 and continuing in fiscal 1998 and 1999, we focused our sales, marketing and product development efforts on emerging wireline, wireless and IP/data service providers. While these companies typically do not have large internal staffs, they need to introduce new services quickly. We also focused on traditional carriers for their new services, where time-to-market is a priority. Increasingly, we are positioning our solutions as the best choice for a changing environment and for the convergence that is taking place in network services and technologies.

While our open systems architecture differentiates our product in the marketplace, an open systems architecture can itself lead to increased competition from third-party OSS systems.* Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.* They may also be able to devote greater resources to the development, promotion and sale of their products.*

We believe that our products offer more functionality and a higher degree of interoperability than do those of our competitors.* Therefore, our products have historically been priced at a premium. At the end of fiscal 1999, we introduced a new pricing model designed to help us increase our market share in certain market segments. This new model is based on the volume of usage rather than fixed price components. Usage-based pricing should allow our customers to license products more cost-effectively to meet their short term usage levels while giving them the flexibility to increase their usage as they grow.* Both pricing models will continue to be available to customers in the future.* Although we believe that usage based pricing will be effective in increasing our market share, increased competition could result in further price reductions, reduced margins or a loss of market share, any of which could materially, adversely affect our business, operating results and financial condition.*


Intellectual Property

To protect our proprietary rights, we rely on a combination of trade secret, copyright and trademark laws, a variety of technical measures and nondisclosure or other contractual agreements. We currently have several patent applications pending. As part of our confidentiality procedures, we generally enter into invention assignment and proprietary information agreements with our employees and consultants, and into nondisclosure agreements with our customers, system integrators, value-added resellers and distributors. We also limit access to and distribution of our software, documentation and other proprietary information.

Despite these efforts, others may attempt to copy our products or to obtain and use information that we regard as proprietary.* In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries, making the possibility of misappropriation more likely.* The steps that we have taken may prove insufficient to protect proprietary technology or prevent misappropriation.* Moreover, they may not stop competitors from developing products with functionality or features similar to our products.* We believe that, because of the rapid pace of technological change in the market for our products, legal protections of our proprietary technology are not as significant to our success as the knowledge, technical expertise, ability and experience of our employees, the frequency of our product enhancements and the quality of the professional services and customer support we provide.*

We do not believe that our products infringe on the proprietary rights of third parties, and there are currently no pending claims to that effect. However, we expect that software companies will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps.* Claims of this kind, with or without merit, could be time-consuming, result in costly litigation and divert our technical and management personnel, cause product shipment delays and require us to develop non-infringing technology or enter into royalty or licensing agreements.* Moreover, royalty or licensing agreements, if required, may not be available or may be available only on terms that we find unacceptable.* A successful claim of product infringement, if non-infringing technology could be not be developed or licensed, would materially, adversely affect our business, operating results and financial condition.

We also rely on software that is licensed from others, including software that is integrated with our internally developed software and used to perform key functions. This third-party software may, at some future point, be unavailable to us on commercially reasonable terms.* The suppliers of that software also may not adequately support or enhance their current products or develop new products on a timely and cost-effective basis.* We may not be able to replace the functionality provided by third-party software if it is defective or becomes obsolete or incompatible with future versions of our products.* The loss of any of this software, or the inability of our suppliers to enhance their products, could result in delays or reductions in our product shipments until we could internally develop equivalent software or identify, license and integrate alternative third-party products.* Any of these factors could also have a material adverse effect on our business, operating results and financial condition.*


Employees

As of June 30, 1999, we had 376 employees, including 132 engaged in research and development, 97 in sales and marketing, 85 in professional services and customer support, and 62 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Our success depends to a significant degree on continuing contributions by key personnel, the loss of whom could have a material, adverse effect on our business.* Our future success will also depend in large part on our ability to attract and retain highly skilled employees. Competition for qualified personnel in the software industry is intense, and we may not be successful in attracting and retaining such personnel.* Failure to do so would have a material, adverse effect on our business, operating results and financial condition.*


ITEM 2.  PROPERTIES


Our principal administrative, sales and marketing, customer support and product development facilities are located in two buildings, of approximately 55,000 square feet and 35,000 square feet respectively, in Folsom, California. Both facilities are leased. The lease on the 35,000 square-foot facility expires in 1999.

To provide for future expansion, we purchased a 14-acre parcel of land in 1997 with the intention of replacing certain of our facilities. In 1998, we subdivided the parcel, entered into a sale-leaseback arrangement with a developer and constructed a 55,000-square-foot building. This building currently houses our research and development and other technical personnel. A similar sale-lease back arrangement has been entered into, and a second 55,000-square-foot building is currently under construction, at the same site. We expect to take occupancy of the second building in fiscal 2000.*

We also lease offices in the following greater metropolitan areas: Atlanta, Bangkok, Chicago, Dallas, Denver, Ft. Lauderdale, Manilla, Mexico City, New York, Nice, Philadelphia, Reno, Seattle, Seoul, Singapore, Sydney, Taipei, Tokyo, Toronto, and Washington, D.C.

We believe that our existing facilities are adequate to meet our current needs and that, as required, suitable additional or alternative space will be available to us in the future on commercially reasonable terms.*


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incidental to the ordinary course of our business. As of the date of this Report, we do not believe that there is any material litigation pending against us. However, any litigation involving OSI, whether as plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by technical and management personnel.* In addition, we can give no assurances that material litigation, either by or against us, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on business, financial condition or operating results.*

On March 18, 1999, proceedings were filed against OSI with the Bureau de Conciliation in Grasse, France, by Patric R. Olenczak, a former employee of OSI, for various matters involving the termination of his employment. We believe that this action is without merit and intend to vigorously defend it. However, we can give no assurances that we will prevail. If we do not prevail, we could be required to pay monetary damages in an amount that might have a material adverse effect on our operating results and financial condition.*



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4a.          EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and key employees are as follows:

Name                    Age    Position
----                    ---    --------

Jeffrey T. Boone         35      Vice President, Products and Technology

Philip N. Cardman        51      Vice President, General Counsel and Secretary

Lawrence F. Fiore        44      Vice President and Chief Financial Officer

Tom L. Johnson           54      Co-Chief Executive Officer, Co-Chairman of the
                                 Board and Acting Chief Technology Officer

James K.R. Souders       40      Executive Vice President, Sales and Marketing

Richard G. Vento         59      Co-Chief Executive Officer and Co-Chairman of
                                 the Board

Mr. Boone became Vice President, Products and Technology, in August, 1999, after having served as Vice President, Technical Support Services, since July 1997. From January 1996 to July 1997, he was Director, Technical Support Services, and from November 1994 to January 1996, he was Manager, International Professional Services. Mr. Boone has held various technical management positions with OSI starting in November of 1993. He holds a BS degree in computer science from California State University, Sacramento.

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

Mr. Fiore became Vice President, and Chief Financial Officer in June
1999 after having served as Vice President, Finance and Administration, since March, 1999. He joined OSI as corporate controller just prior to our initial public offering in November, 1995. Before joining OSI, he was Director of Financial Operations at a Silicon Valley software company. Mr. Fiore holds a BBA degree in accounting from Texas Tech University and is a Certified Public Accountant.

Mr. Johnson is Co-Chief Executive Officer, Co-Chairman of the Board of Directors and Acting Chief Technology Officer. He co-founded Objective Systems Integrators, a partnership and the predecessor to OSI, in January of 1989. He was Co-Chief Executive Officer and Chairman of the Board of Directors from 1989 to 1995. He also was President from May 1991 to June 1994, Chief Financial Officer from July 1989 to November 1993, and Vice President, Product Development from July 1990 to July 1995. Mr. Johnson holds a BS degree in abstract mathematics with a minor in business management from the University of Houston.

Mr. Souders became Executive Vice President, Sales and Marketing in January 1998. From July 1996 to December 1997, he was Vice President, Asia Pacific Operations. From October 1994 to July 1996, he was Managing Director, Asia Pacific Operations. From

February 1993 to October 1994, he was OSI's Managing Director, New Business Development, Asia-Pacific Region. Mr. Souders holds a BS degree in accounting from Lewis & Clark College.

Mr. Vento is Co-Chief Executive Officer and Co-Chairman of the Board of Directors. He co-founded Objective Systems Integrators, a partnership and the predecessor to OSI, in January 1989. He served as President from June 1994 to July 1995, as Secretary from July 1989 to November 1993, and as Vice President, Sales and Marketing from July 1990 to June 1994. Mr. Vento holds a BA degree in mathematics and a BS degree in business and economic statistics from San Francisco State University. He also holds an AA degree in liberal arts from Foothill College.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices And Dividends

OSI's common stock has been traded on The Nasdaq Stock Market since our initial public offering in November 1995. It trades under the symbol OSII. According to the records of our transfer agent, we had approximately 167 stockholders of record as of June 30, 1999. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the total number of stockholders represented by the record holders. In October 1998, we distributed proxy materials to approximately 6,500 stockholders for the 1998 Annual Stockholders' Meeting. The following table sets forth the high and low sales price for our common stock:

                  FISCAL 1999:                High Sale Price     Low Sale Price
                                              ---------------     --------------

                  First Quarter............       $ 9.31               $ 4.25
                  Second Quarter ..........       $ 6.06               $ 3.13
                  Third Quarter ...........       $ 5.25               $ 2.56
                  Fourth Quarter...........       $ 3.56               $ 2.13



                  FISCAL 1998:                High Sale Price     Low Sale Price
                                              ---------------     --------------

                  First Quarter............       $ 15.12              $ 5.00
                  Second Quarter ..........       $ 15.63              $ 7.50
                  Third Quarter ...........       $ 14.63              $ 8.00
                  Fourth Quarter...........       $ 14.06              $ 5.75


Our policy has been to reinvest earnings for future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends in the foreseeable future.*

ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(in thousands, except per share amounts)


Consolidated Statements of Operation Data:

As of June 30,                                            1999        1998         1997       1996        1995
                                                          ----        ----         ----       ----        ----
Total revenues.......................................   $  64,790   $ 60,575     $ 51,712   $ 55,918    $ 36,011
Gross profit.........................................      44,421     35,809       27,283     41,985      26,421
1ncome (loss) from operations........................     (12,270)   (20,171)     (31,228)    13,847      11,822
Net income (loss)....................................     (34,137)   (12,170)     (18,464)     9,675       7,178
Net income (loss) per share, diluted.................   $   (0.97)  $  (0.36)    $ ( 0.58)  $   0.29    $   0.23
Shares used in per share computation.................      35,142     33,724       32,080     33,447      31,410


Consolidated Balance Sheet Data:

As of June 30,                                           1999        1998         1997       1996        1995
                                                         ----        ----        -----       ----        ----
Cash, cash equivalents and short-term
   investments.......................................   $ 31,582   $ 41,286     $ 43,241  $   53,988   $    763
Working capital......................................     27,786     59,410       63,169      85,370      3,925
Total assets.........................................     66,424    101,358      108,031     107,078     21,011
Long-term debt.......................................         --        --           --           --         --
Total stockholders' equity...........................     43,862    77,520        85,443      95,058     14,062

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

OSI provides OSS software that simplifies the integration and management of communications networks in large-scale, complex, multi-vendor environments. We were founded in June 1989 and began shipments of our NetExpert product line in August of 1990. In fiscal 1999, we announced our next-generation framework product, NetExpert Virtual Service Management ("VSM") and the NetExel Solution Services applications. These new products reduce deployment time and reduce the expertise needed for customization of our products. As of June 30, 1999, we had directly or indirectly licensed our products to over 250 customers around the world.

Revenue from licenses, service and support of the NetExpert product line has accounted for substantially all of our revenues since our inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. We believe that revenue from the license, service and support of our NetExpert product line including VSM, will account for substantially all of our total revenue for the foreseeable future.* A significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and may continue to cause, material fluctuations in operating results, particularly on a quarterly basis.* We believe that our quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of revenue and results of operations are not necessarily meaningful.* We also believe that quarterly revenues should not be relied on as indications of future performance.*

We distribute and sell NetExpert products to end users in North America primarily through a direct sales organization. Outside of North America, we sell through systems integrators, local value-added resellers and, to a lesser extent, an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our international operations by expanding our direct sales force, opening new in-region customer support and sales offices, adding value-added resellers and pursuing additional strategic relationships.*

Results of Operations

Revenues:

 (in thousands, except  percentages)       Fiscal Year                     Fiscal Year                   Fiscal Year
                                               1999           Change           1998          Change          1997
                                           -------------    -----------    -------------   -----------   -------------
Licenses...............................        $ 36,296         9%             $ 33,252        6%            $ 31,376
Percentage of revenues.................             56%                             55%                           61%
Services and other.....................        $ 28,494         4%             $ 27,323       34%            $ 20,336
Percentage of revenues.................             44%                             45%                           39%
     Total revenues....................        $ 64,790         7%             $ 60,575       17%            $ 51,712

Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support and training. In fiscal 1999, total revenues increased over those in fiscal 1998. This was primarily due to increased sales in our European, Latin American and Asia Pacific regions. These increases were partially offset by decreased domestic sales. Service revenues also increased in fiscal 1999 because of higher maintenance and support revenues from a larger customer base.

In fiscal 1998, total revenues grew over those in fiscal 1997 because of increased sales to new and existing customers, coupled with an overall increase in our services revenues. The increase in service revenue was a reflection of a higher percentage of sales being made to emerging service providers, who typically require a higher level of professional services to implement new solutions.

List prices for our products and services did not change significantly during the comparison periods. However, we are currently instituting a new pricing model which will provide customers with additional choices when purchasing software licenses.

License Revenues. Software licenses have generally been granted and priced on a per-server basis, although we have granted site, network-wide or enterprise-wide licenses for larger installations. In future periods, licenses may be granted on either a per-server basis or on other bases. We generally recognize license revenues when a non-cancelable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses. In fiscal 1999, fiscal 1998 and fiscal 1997, we expensed approximately $1.1 million, $2.9 million and $5.4 million respectively, to reserves for sales returns. This was done to reflect perceived risks associated with actual and potential customer returns.

License revenues increased in fiscal 1999 over our license revenues in fiscal 1998, both in actual dollars and as a percentage of revenues. This can mainly be attributed to increased sales in our data/IP and wireline market segments.

In fiscal 1998, license revenues increased over those in fiscal 1997 in actual dollars, but and declined as a percentage of our total revenues. The decline as a percentage of revenues was primarily a function of increased sales, the timing of completion of network deployment cycles and increased orders for customization services.

We anticipate that our license revenues will continue to represent a majority of our total revenues for the foreseeable future.* However, we also believe that historic growth rates in our license revenues should not be used as an indication of growth rates for future periods.* We expect that implementation of new strategies or pricing models may have an effect on our revenues.* While the number of orders placed by new and existing customers may increase, the license revenue per customer may potentially be reduced in any given reporting period.* We also believe that competition in our markets is increasing.* This could result in price reductions, reduced gross margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.*

Services and Other Revenues. We recognize revenues for training, consulting and professional services as the services are performed and acceptance criteria have been met. We offer 12-month support contracts to our customers. These contracts provide telephone support, updates and maintenance of NetExpert framework during the support period. Maintenance revenues from our support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable.

During fiscal 1999, service and other revenues increased over those in fiscal 1998 in absolute dollars, but declined as a percentage of our total revenues. The growth in absolute dollars represents increased maintenance revenues from a larger customer base with an increased number of NetExpert licenses. The decrease as a percentage of revenues reflects our increased license revenues. During fiscal 1999, revenues from our professional services declined over those we reported in fiscal 1998. This decrease was primarily due to decreased orders in the emerging service provider market. In fiscal 1997 and fiscal 1998 we experienced an increase in the orders from the emerging service providers as they built and deployed their network operations. In fiscal 1999, the emerging service providers had their networks in place and we experienced a reduced demand for professional services. OSI's revenues were associated with framework and the expansion of the customers' existing network systems.

Our services and other revenues increased as a percentage of our total revenues in fiscal 1998. This was mainly a function of the higher percentage of revenues we derived from new and emerging service providers. As noted above in the "Overview" section, the nature of the solutions acquired by these customers and their lack of sufficient staff to implement them internally often leads to a higher reliance on OSI's professional services.

We expect that our services and other revenues will continue to represent a significant portion of our total revenues in future periods.* We anticipate a continued demand for professional services in connection with licenses of NetExpert VSM, the renewal of existing support contracts and incremental support revenues attributable to a growing installed base of our products.* We also believe that prior growth rates for services and other revenues may not be sustainable and should not be relied on as an indication of growth rates in the future.*

International Revenues. Revenues from outside of the United States represented 45%, 34% and 28% of total revenues for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Revenues from customers in the Asia-Pacific region accounted for 19% of total revenues in fiscal 1999. This compares with 14% of total revenues in fiscal 1998 and 17% of total revenues in fiscal 1997. We believe that the weakened economic conditions in this region have had a slightly negative effect on our growth rate over the last two years. However, we also believe that, if the overall economic climate in the region continues to improve, the impact on our business will lessen.* Further, there can be no assurances that the economies in Asia-Pacific will recover in the near term, or that similar economic problems will not occur in other parts of the world. There can also be no assurances that if economies in Asia-Pacific do improve, this will positively impact our business.* Revenues from European customers accounted for 14% of total revenues in fiscal 1999. This compares with 10% of total revenues in fiscal 1998 and 7% of total revenues in fiscal 1997.

We expect that international revenues will continue to account for a material portion of our total revenues in future periods.* We intend to enter additional international markets and to continue expanding our existing international operations.* Our international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, fluctuations in the real cost of our products given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, language barriers, cultural differences, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services providers, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government-owned or controlled communications providers and local suppliers of communications products. We cannot give any assurances that we will be able to continue penetrating international markets successfully. In addition, we cannot give any assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results and financial condition.*

Cost of Revenues:

 (in thousands, except percentages)         Fiscal Year                      Fiscal Year                       Fiscal
                                                1999           Change           1998            Change        Year 1997
                                           ---------------    ----------    --------------    -----------    ------------
Cost of license revenues...............         $ 1,978         3%            $ 1,922           20%              $ 1,599
Percentage of revenues.................               3%                            3%                                 3%
Cost of services and other revenues....         $18,391       (19%)          $ 22,844            0%             $ 22,830
Percentage of revenues.................              28%                           38%                                44%
     Total cost of revenues............        $ 20,369       (18%)          $ 24,766            1%             $ 24,429
Percentage of revenues.................              31%                           41%                                47%
Gross profit...........................        $ 44,421        24%           $ 35,809           31%             $ 27,283
Percentage of revenues.................              69%                           59%                                53%

Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs and related labor costs. In fiscal 1999, the cost of license revenues, both in absolute dollars and as a percentage of revenues, remained relatively flat compared with fiscal 1998. Although our license revenues increased in fiscal 1999 over those in fiscal 1998, the cost of our license revenues did not increase proportionately because we were able to achieve cost savings by reducing the cost of third party software licenses. However, these cost savings were partially offset by increased costs related to the amortization of purchased technologies.

In fiscal 1998, our cost of license revenues in actual dollars increased over fiscal 1997, while our cost of license revenues as a percentage of revenues remained constant. This can be attributed to the increase in our services and other revenues. The 1998 increase was due mainly to the increased volume of business, which yielded increased costs for third-party products and technology embedded in our products.

Gross profit from license revenues was 95%, 94% and 95% in fiscal 1999, fiscal 1998 and fiscal 1997 respectively. The costs for license fees paid for third-party software decreased slightly during the period. However, we expect to continue licensing third-party software and expect these costs are likely to increase in absolute dollars.*

Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel costs related to providing professional services and maintenance services in connection with the licensing of our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead and estimated losses related to professional services contracts. Professional services costs decreased in fiscal 1999 over those in fiscal 1998 due to lower head count and associated personnel costs, such as salaries, facilities and communications costs. Costs of service revenues for maintenance services increased in fiscal 1999 over those in fiscal 1998. This can be attributed to increased computer-related costs and services performed for customer support by other functional areas within OSI. We expect costs of services and other revenues may continue to increase in absolute dollars.*

Cost of service and other revenues remained relatively unchanged between fiscal 1997 and fiscal 1998. This is primarily because total professional services costs were flat in fiscal 1998 when compared with fisca1 1997. In fiscal 1998, we spent $4.3 million for contractors. In 1997, we spent $5.9 million for contractors and accrued $2.2 million for estimated losses on professional services contracts. However, the savings in contractor costs was offset by the addition of head count over the course of the year.
The overall result was a slight increase in cost of services and other revenues.

Gross profit (loss) percentages from service and other revenues were 35%, 16% and (12%) in fiscal 1999, fiscal 1998 and fiscal 1997 respectively. We expect to maintain a gross profit in services; however, if costs for providing such services increase there could be losses in the future.*

Operating Expenses:

 (in thousands, except  percentages)       Fiscal Year                       Fiscal                          Fiscal
                                               1999           Change         Year 1998        Change         Year 1997
                                           -------------    -----------    -------------    -----------    -------------
Sales and marketing....................       $ 28,712         (12%)          $32,509          20%            $26,981
Percentage of revenues.................             44%                            54%                             52%
Research and development...............       $ 21,247          30%           $16,295          14%            $14,234
Percentage of revenues.................             33%                            27%                             28%
General and administrative.............        $ 6,732         (6%)           $ 7,176         (59%)           $17,296
Percentage of revenues.................             10%                            12%                             33%
     Total operating expenses..........       $ 56,691          1%            $55,980          (4%)           $58,511
     Percentage of revenues............             87%                            92%                            113%


Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with sales and customer support offices, promotional expenses and contract administration. In fiscal 1999, sales and marketing expenses decreased over those fiscal 1998, both in absolute dollars and as a percentage of revenues. This decline can be attributed to lower head count and a reduction in associated costs such as travel, communications and computer expenses. In addition, there was a reduction in our use of outside contractors for strategic marketing efforts during the comparison period.

The increase in sales and marketing expenses in absolute dollars during fiscal 1998 when compared with fiscal 1997 was mainly caused by a higher average head count and higher commission expenses resulting from increased revenues. During this period, there were also increased expenses in product marketing, travel, communications and facilities.

We expect that our sales and marketing expenses in future periods will continue to increase in absolute dollars due, in part, to our active hiring program and to agreements with various partners who are involved in the marketing of our products.* We believe that sales and marketing expenses could increase as a percentage of total revenues as we continue to roll out our new products.*

Research and Development. Research and development expenses increased in fiscal 1999 over those in fiscal 1998. The increase results primarily from higher head count attributable to completion of new products. Higher costs were also incurred in fiscal 1999 for travel, facilities, communications and computer-related expenses because of the increased head count in research and development.

In fiscal 1998, research and development expenses increased over those in fiscal 1997. This was mainly the result of increased head count, salary levels and associated equipment, facilities and support for technical personnel. We expect that we will continue committing significant resources to research and development to enhance and extend our core technology and product lines.* We also expect that research and development expenses will continue to increase in absolute dollars.* Research and development expenses may increase as a percentage of total revenues.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs and general management. Also included are outside legal and accounting fees, corporate insurance expenses, provision for bad debts, and in 1997, a $2.0 million management restructuring charge. In fiscal 1999, general and administrative expenses decreased over those in fiscal 1998, both in actual dollars and as a percentage of total revenues. This was the result of lower head count and reduced travel expenses.

General and administrative expenses decreased in fiscal 1998, both in absolute terms and as a percentage of total revenues, from those in fiscal 1997. The decline was due mainly to a decrease in bad debt expenses. We recorded bad debt expenses of $400,000 in fiscal 1998 and $8.8 million in fiscal 1997. Employee relocation expenses were also reduced from $400,000 in fiscal 1997 to $50,000 in fiscal 1998.

General and administrative expenses may increase in the future with continued growth and the hiring of additional personnel.* Although we believe our allowance for doubtful accounts is adequate at the end of fiscal 1999, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*

We have recorded deferred compensation expense for certain stock options granted since February 1994. The amortization of deferred compensation expense is allocated among sales and marketing, research and development, and general and administrative expenses. The amortization resulted in a charge to operations of $211,000, $370,000 and $415,000 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The deferred compensation expense has been completely amortized as of June 30, 1999.

Other Income, Net:

(in thousands, except percentages)          Fiscal Year                     Fiscal Year                      Fiscal
                                               1999           Change           1998          Change        Year 1997
                                           -------------    -----------    -------------    ----------    ------------
Other income, net .....................         $ 1,596       (12%)             $ 1,823       (28%)           $ 2,537
Percentage of revenues.................               2%                              3%                            5%

Other Income, Net. Other income, net is primarily interest income from marketable securities and cash accounts. The decline in other income, net was due to lower interest income from reduced levels of cash and short-term investments.

Provision (Benefit) for Income Taxes:

(dollars in thousands)                      Fiscal Year                     Fiscal Year                   Fiscal Year
                                               1999           Change           1998          Change          1997
                                           -------------    -----------    -------------    ----------   -------------
Provision (benefit) for income
     taxes.............................          23,463         *               (6,178)       (40%)         $(10,227)
Percentage of revenues.................             36%         *                 (10%)         *               (20%)

*Not meaningful

Provision (benefit) for Income Taxes. Our effective tax rate was 41%, 36% and 39% in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The effective tax rates for these periods differ from the federal statutory rate due primarily to state income taxes, partially offset by certain research and development tax credits. In fiscal year 1999, we set up a reserve for the balance of our deferred tax assets. For a further explanation, see Note 5 of Notes to Consolidated Financial Statements.

Year 2000 Readiness

We are continuing our program to assess the extent to which our internal systems and products evaluate date information ("Year 2000 dependencies") and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (i.e. whether they are "Year 2000-compliant"). We have been taking remedial action where systems and products are not Year 2000-compliant. We also regularly re-evaluate our contingency plans for continuing operations if Year 2000 problems arise despite steps to avoid them. We expect that remediation activities will continue throughout fiscal 2000.*

We believe that we have identified the Year 2000 dependencies in our internal systems. We have examined all critical systems including manufacturing, sales, development, communications and financial systems. We have also examined many of our non-computer electronic devices that contain microprocessors (for example, telephones, security systems, and HVAC systems). As dependencies are identified, we have taken the remediation measures necessary for our internal systems to be Year 2000-compliant. No significant internal systems projects are being deferred due to Year 2000 remediation costs. In most instances, installation of new software or hardware that is Year 2000-compliant has been occurring in the normal course of our business.

We currently expect that the Year 2000 problem will not pose significant internal operational issues.* We are not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, we can give no assurances that we will not experience unanticipated material costs caused by undetected errors or defects in those systems. Delays in or a failure to fully identify all of our Year 2000 dependencies in our internal systems could result in delays in the delivery or sale of products.* This could have material adverse consequences on our business.* Therefore, we have put in place, and are regularly re-evaluating, contingency plans for continuing operations should these types of problems arise.

We depend on critical suppliers and vendors, and therefore on the proper functioning of their information systems and software, this means that their failure to address Year 2000 issues could have a material effect on our operations and financial results.* As of this date, we are not aware of any critical systems suppliers or vendors that will not be year 2000-compliant. However, we will continue our assessments and, depending on the particular situation, may identify alternative suppliers or vendors.* We have developed contingency plans for critical system failures or delays involving suppliers that are not Year 2000-compliant. We expect to continue revisiting these plans through most of fiscal 2000.

We have contacted key suppliers to determine the extent to which they believe their products and operations are Year 2000-compliant. We have contacted providers of both products and services in areas such as network and communications infrastructure, manufacturing, facilities management, finance and human resources. Our suppliers were asked to notify us if they would not be Year 2000-compliant. To date there has been no indication from key suppliers that they are not, or will not be, Year 2000-compliant. We will continue testing and analyzing vendor systems as necessary.

We are also continuing to work with key suppliers of third-party software products and services that are used in connection with NetExpert VSM-based products. We continue to monitor their reported progress toward Year 2000 compliance and compatibility with Year 2000-compliant versions of NetExpert VSM. We are not aware of any material operational issues or costs associated with these suppliers regarding Year 2000 compliance. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in these third-party software products.* Delays in remediation or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences to our business and results of operations.*

We have evaluated all of our current products and have taken measures to bring them into Year 2000 compliance. We do not intend to develop modifications to early versions of our products or to customized deliverables that are no longer under warranty.

We have advised each of our customers of our Year 2000 compliance standards. Year 2000-compliant versions of available products have been offered at no additional charge to those customers who have maintenance and support contracts. Most of our customers have already migrated to Year 2000-compliant versions of our products. We have also offered our customers professional services to assist in the migration of their NetExpert-based implementations to Year 2000-compliant versions.

Despite our remediation efforts, we can give no assurances that our Year 2000-compliant products will function properly when they are integrated with other non-compliant products, including previously customized OSI software, third-party software, and hardware. Our products are used in numerous operating environments and we can also give no assurance that they will be compliant in all environments. Even though we believe we have taken measures to bring our current products into Year 2000 compliance, our customers may nevertheless experience Year 2000 difficulties because of the noncompliance of other products that interoperate with them, whether they are provided by us, the customer or a third party. If our products are not able to manage and manipulate data related to the Year 2000, the result could be a material adverse effect on our business.*

We will be offering fee based additional support to cover the time period before and after the new year. This support will cover any production system failures that occur at our customer sites. We plan to have additional professional services and customer support personnel on call to handle any customer's production system failure.

To date, we have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Year 2000 readiness efforts have been undertaken by existing employees, and costs have been treated as normal operating expense. These costs have included testing and modifying our computer network and our principal products. They have also included modification of certain products and other deliverables (including customized OSI software rulesets and applications) where we have contractually agreed to provide Year 2000-compliant versions. As of June 30, 1999, we estimate these costs to be approximately $8.0 million.

We expect to incur additional costs for our Year 2000 readiness program related to customer support and customer service requests.* We currently estimate these additional costs will not exceed $1.0 million over the remainder of the calendar year.* This does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business.

We believe we have adequate general corporate funds with which to pay for expected costs and expenditures related to Year 2000 readiness.* This belief is based on our current assessment and is subject to change as our Year 2000 readiness program progresses.

We have provided our customers with limited assurances regarding those of our products that comply with the Year 2000 standards that we have adopted. Except as specifically provided for in the contracts and limited written assurances that we have provided, we do not believe we are legally responsible for costs incurred by our customers to ensure the Year 2000 compliance of their software, systems and operations.* Our customer agreements typically contain provisions designed to limit liability for these types of claims. However, it is possible that these provisions will not provide adequate protection from liability under applicable laws, regulations, codes or ordinances, or under unfavorable judicial decisions.* Even if we have disclaimed responsibility for any Year 2000 problems, or identified and notified our customers of them, a given customer may nevertheless make claims against all suppliers of the component parts of their operating environment.* Any Year 2000 claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

We believe that the "most reasonably likely worst case scenario" involving Year 2000 will involve the corruption of data contained in internal information systems, hardware failures and the failure of third-party systems.* We believe our greatest risk lies with the potential failure of third-party systems rather than with our internal systems or products.* We have only minimal ability to assess and remediate the Year 2000 problems of third parties. We believe the greatest detrimental effect on our business would occur if infrastructure services such as electricity, telecommunications, transportation supply chains or suppliers of materials were inoperable.* We rely on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electrical grid or an uneven supply of power could completely shut down the affected facility. It could also shut down airports and other means of transportation.* Critical suppliers could be partially or completely shut down and unable to provide supplies on a timely basis.* We may not be able to obtain a replacement supplier in a timely manner, on acceptable terms or at all.* While we do not maintain the ability to replace third-party supplies with internal production, contingency planning includes the ongoing assessment and identification of substitute suppliers. Among other things, contingency plans for a major infrastructure failure might include a shift in production to another unaffected site. We plan to install a back-up generator in our new facility to provide partial power to our core functional areas.

We believe that the purchasing patterns of our customers and potential customers will be affected by the Year 2000 issues as they bring their current software systems into Year 2000 compliance.* Funds available to purchase new products could be reduced.* Given the overall uncertainty of the situation, customers or potential customers may delay the purchase and introduction of any new functionality until after the Year 2000 transition has been completed.* Although unknown at this time, potential changes in purchasing patterns such as these could have a material adverse effect on our business, operating results or financial condition.*


Factors That May Affect Future Results

Quarterly Results. Our quarterly operating results have varied significantly in the past and can be expected to vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of large orders by our customers, including global telecommunication providers and the emerging communication service providers described in the "Overview" section. Orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues will continue to vary significantly depending on the timing of our orders.* The failure to obtain an order during any given reporting period, for whatever reason, would have a material adverse effect on our business.

We typically receive a significant portion of our orders, and record the resulting revenue, in the last month of a quarter and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected by a decrease from anticipated revenue. We believe this pattern will continue.*

Our quarterly operating results have also varied and will vary significantly based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in demand for NetExpert VSM-based products; the number, timing and significance of new products and product enhancements by us and by our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert VSM-based products on a timely basis; the mix of direct and indirect sales; our assessment of our allowance for bad debts; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

Sales Cycle. Revenues are also difficult to forecast because the sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. Purchase of an OSS application generally involves a significant commitment of capital, with the attendant time requirements often associated with a customer's internal approval procedures. It also involves the need to test and accept new technologies that affect crucial operations. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

Key Personnel. Our future success depends, to a significant degree, on the continuing contributions of key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. There is intense competition for qualified employees in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material adverse effect on our business condition.*

Growth. To compete effectively and manage future growth, we also need to improve our internal operational, financial and management information systems, procedures and controls in a timely manner to accommodate a larger numbers of transactions and customers. Management of future growth also means that we must expand, train, motivate and manage our workforce. We can give no assurances that our personnel, systems, procedures and controls will be adequate to support existing and future operations. The failure to improve operational, financial and management systems, or to expand, train, motivate and manage employees, could have a material adverse effect on our financial business.*

Product Defects. In addition, software products as complex as those we offer are highly likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins. This could result in delayed or lost revenue, loss of market share or failure to achieve market acceptance.* Any of these could have a material adverse effect on our business.

Competition. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition will increase.* Most of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to purchase them from outside vendors. There can be no assurance that our current or potential competitors will not develop products that are comparable or superior to ours or that they will no be able to adapt more quickly than we are to new technologies, evolving industry trends or changes in customer requirements. If we are not able to compete successfully against our current and future competitors, our business will be materially and adversely affected.

International Business. We expect that our international business will continue to account for a significant portion of our total revenues in future periods.* We intend to enter into additional international markets and to continue expanding our operations outside of North America.* This will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect our operating margins.

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside the United States, transactions in non-U.S. currencies will necessarily increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U. S. dollars, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a materially adverse effect on our business by making our pricing non-competitive with products priced in local currencies.*

Reseller Relationships. A key element of our future business strategy is to develop relationships with leading companies that manufacture and market telecommunications equipment. Another key element of that strategy is to expand system integrator and value-added reseller channels of distribution. We are currently investing and plan to continue investing significant resources to develop these relationships and channels of distribution.* We can give no assurances that we will be able to attract additional systems integrators and resellers that can market our product effectively. If we are unable to develop these relationships and market our products effectively, our business operating results and financial condition could be materially and adversely affected.*

Proprietary Technology. Our success and ability to compete depends in large part on our proprietary software technology. We rely on a combination of various technical measures, trade secret, copyright and trademark laws, and nondisclosure and other contractual agreements to protect proprietary rights. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* We can give no assurances that the steps we have taken will prevent misappropriation of our technology. These precautions may also not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, we can give no assurances that there will not be infringement claims in the future as the number of products and competitors in the industry increases. Any such claim, with or without merit, could be time consuming, result in costly litigation and divert the attention of our technical and management personnel.* This could result in a material adverse impact on our business.*

Third Party Software. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. We can give no assurances that these third-party software licenses will continue to be available to us on commercially reasonable terms. Absence of these licenses could have a material adverse effect on our business.*

Based upon all of the above, we believe that our quarterly revenues and operating results may vary significantly in the future.* We also believe that period-to-period comparisons of results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, we believe that it is likely that our revenue or operating results will be below the expectations of public market analysts and investors in some future quarter.* If this occurs, the price of our Common Stock could be materially, adversely affected.*

Liquidity And Capital Resources

In fiscal 1999, we experienced a net decrease in cash and cash equivalents of $8.8 million. This compares with a net increase of $6.8 million in fiscal 1998 and a net decrease of $36.2 million in fiscal 1997. The decline in fiscal 1999 can mainly be attributed to net cash used for operations of $4.5 million, purchases of property and equipment and other assets of $6.0 million, and the purchase of treasury stock of $2.2 million. The net cash used for operations was derived primarily from our $34.1 million net loss, partially offset by our adjustment for deferred income taxes of $22.3 million. Net cash provided from financing activities ($2.3 million) was generated by the exercise of stock options.

In fiscal 1998, the net increase in our cash and cash equivalents came mainly from sale of short-term investments ($5.4 million) and from the sale of stock options ($4.4 million). These sources of cash were offset by $2.9 million of cash used in our operations. The decline in net cash was primarily caused by a loss from operations ($12.2 million), partially offset by depreciation, amortization ($7.8 million), an increase in accounts receivable ($4.1 million) and an increase in deferred revenue ($3.9 million).

In fiscal 1997, our net decrease in cash and cash equivalents resulted primarily from our purchases of $25.4 million in short term investments, $12.2 million in property and equipment and the purchase of assets from our Australian distributor. This was partially offset by net cash generated by operations of $5.2 million. This occurred because our $18.5 million net loss was more than offset by adjustments for depreciation and amortization, net decreases in accounts receivable, decreases in income tax refunds receivable, an increase in accounts payable and increases in accrued liabilities.

As of June 30, 1999, we had working capital of approximately $27.8 million. This included $31.6 million in cash, cash equivalents and short-term investments. We also have a $2.5 million unsecured revolving line of credit. Under this line of credit, which expires in December 1999, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate then in effect, or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of June 30, 1999, no amounts had been borrowed under the line of credit. The agreement for the line has certain financial covenants and, as of June 30, 1999, we complied with those covenants.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* In fiscal 1997, we increased our allowance for doubtful accounts by $8.8 million to reflect what we believed to be increased exposure on certain accounts receivable. In fiscal 1999, we increased our allowance for doubtful accounts by $0.6 million and in fiscal 1998 it was increased by $0.4 million. On June 30, 1999, reserves for bad debt and sales returns were about $3.0 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

We currently have material commitments of approximately $1.4 million for tenant improvements and computer equipment for our new facilities. We also intend to continue growing our operations.* In fiscal 1999, we spent $3.1 million for capital items, principally computer hardware, computer software and communications equipment. We expect that capital expenditures will continue to be significant in fiscal 2000 and in the future.*

We believe that our cash balances and our cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, it may not be obtainable on terms that are favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.*

In September 1998, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to 1,000,000 shares of our common stock on the open market. As of June 30, 1999, we had repurchased 493,000 shares of common stock, at an average purchase price of $4.47, for $2,208,000. We may continue repurchasing shares in the future.*

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $14.3 million on June 30, 1999. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $15.8 million on June 30, 1999. We do not use derivative financial investments in our short-term investment portfolio, we place our investments with high quality issuers, and by policy, limit our credit exposure to any one issuer. We are averse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on June 30, 1999, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.


Foreign Currency Exchange Rate Risk

As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our business, operating results and financial position.* Historically, our primary exposure has related to local currency expenses in Europe, the Asia Pacific region and Australia. The functional currencies of our foreign subsidiaries are local. A hypothetical 10% change in foreign currency rates would have an insignificant impact on our business, operating results and financial position.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section Part IV, Item 14(a)(1) and (2).


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning members of our Board of Directors is incorporated by reference from the section "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders, to be held December 9, 1999, which we will file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ("Proxy Statement"). The information required by this item concerning executive officers is set forth in
Part I of this Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.


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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following financial statements are filed as part of this report:

                                                                                                         Page
                                                                                                         ----
Independent Auditor's Report.........................................................................     24
         Consolidated Financial Statements:
           Consolidated Balance Sheets at June 30, 1999, and 1998 ...................................     25
           Consolidated Statements of Operations for Years Ended June 30,
              1999, 1998, and 1997...................................................................     26
           Consolidated Statements of Stockholders' Equity for the Years Ended June 30,
              1999, 1998,and 1997 ...................................................................     27
           Consolidated Statements of Cash Flows for the Years Ended June 30,
              1999, 1998, and 1997...................................................................     28
           Notes to Consolidated Financial Statements................................................     29

 (a)(2)   Financial Statement Schedules

          II - Valuation and Qualifying Accounts

Additional schedules are not required under the related schedule instructions or are inapplicable and therefore have been omitted.


(a)(3)  Exhibits

         3.1/4/   Certificate of Incorporation
         3.2/4/   Bylaws, as amended to date
         10.1/1/  Stock Option Plan and form of agreement
         10.2/5/  1994 Stock Option Plan, as amended and Form of Agreement thereto
         10.3/3/  1995 Employee Stock Purchase Plan, as amended and Form of
                  Agreement thereto
         10.4/1/  1995 Director Stock Option Plan
         10.4/1/  Forms of Agreement to 1995 Director Stock Option Plan
         10.5/1/  Form of Indemnification Agreement between the Registrant and its officers and directors
         10.6/1/  Standard Office Lease-Gross between Registrant and PIWI
                  Investments dated February 14, 1994
         10.7/1/* Stockholder Rights Agreement among Registrant, Tom L. Johnson,
                  Richard G. Vento and the purchasers of Preferred Stock named therein dated Sept. 27, 1995

         10.8/1/ Voting Agreement among Registrant, Tom L. Johnson, Richard G. Vento and the purchasers of Preferred Stock named therein dated September 27, 1995
         10.9/4/ Form of Indemnification Agreement between the Registrant and its directors and officers
         10.10/5/ Business Sale Agreement between the Registrant and Open
                  Technology Pty. Limited dated March 14, 1997
         10.11/5/ Contract of Purchase and Sale for purchase of real property between Registrant and The John A. Sobrato 1979 Trust dated April 7, 1997
         10.12/6/ Lease between Objective Systems Integrators, Inc. and Redsky
                  Enterprises, Inc. dated January 13, 1997, as amended on March 30, 1998
         10.13/6/ Agreement to Purchase Real Property between Objective Systems
                  Integrators, Inc. and Redsky Enterprises, Inc. dated March 30, 1998
         10.14/6/ Relocation Loan Agreement between Objective Systems
                  Integrators, Inc. and James K.R. Souders dated April 14, 1998 10.15/6/ Promissory Note Secured by Deed of Trust between Objective
                  Systems Integrators, Inc. and James K.R. Souders dated April 14, 1998
         10.16/6/ Deed of Trust with James K.R. Souders as Grantor and Objective
                  Systems Integrators, Inc. as Beneficiary dated April 14, 1998 10.17/3/ Letter Agreement for Philip N. Cardman.
         10.18/3/ Letter Agreement for Jerry P. Johnson.
         10.19/3/ Employment Agreement for James K.R. Souders
         10.20/3/ Employment Agreement for Patric Olenczak
         23.1     Independent Auditors' Consent
         24.1     Power of Attorney (See page 23.)
         27.1     Financial Data Schedule

________________________

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

/1/ Incorporated by reference to exhibits filed with OSI's Registration Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995

/2/ Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995

/3/ Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

/4/ Incorporated by reference to exhibits filed with OSI's Registration Statement on Form 8-B (Reg. No. 000-26886) as declared effective by the SEC on February 4, 1997

/5/ Incorporated by reference to exhibits filed with OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1997

/6/ Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

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

Dated:   September 27, 1999          OBJECTIVE SYSTEMS INTEGRATORS, INC.


                                     By: /s/ Tom L. Johnson
                                        ________________________________________
                                        Tom L. Johnson, Co-Chief Executive
                                        Officer, Co-Chairman of the Board of
                                        Directors and Acting Chief Technology
                                        Officer

Dated:   September 27, 1999          OBJECTIVE SYSTEMS INTEGRATORS, INC.


                                     By: /s/ Richard G. Vento
                                        ________________________________________
                                        Richard G. Vento, Co-Chief Executive
                                        Officer and Co-Chairman of the Board of
                                        Directors


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Tom L. Johnson, Richard G. Vento and Lawrence F. Fiore, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                                     Title                                      Date
-----------------------------------------   ------------------------------------------   ----------------------------------------
/s/ (Richard G. Vento)
_________________________________________   Co-Chief Executive Officer and                       September 27, 1999
 (Richard G. Vento)                         Co-Chairman of the Board of Directors

/s/ (Tom L. Johnson)
_________________________________________   Co-Chief Executive Officer ,                         September 27, 1999
 (Tom L. Johnson)                           Co-Chairman of the Board of Directors and
                                            Acting Chief Technology Officer
/s/ (Lawrence F. Fiore)
_________________________________________   Vice President, Chief Financial Officer              September 27, 1999
 (Lawrence F. Fiore)                        (Principal Financial and Accounting Officer)

/s/ (Gary D. Cuccio)
_________________________________________   Director                                             September 27, 1999
 (Gary D. Cuccio)

/s/ (George F. Schmitt)
_________________________________________   Director                                             September 27, 1999
 (George F. Schmitt)

/s/ (Dr. Kornel Terplan)
_________________________________________   Director                                             September 27, 1999
 (Dr. Kornel Terplan)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Objective Systems Integrators, Inc.

We have audited the accompanying consolidated balance sheets of Objective Systems Integrators, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Objective Systems Integrators, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information contained therein.


/s/
DELOITTE & TOUCHE LLP

San Jose, California
August 9, 1999

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1999 and 1998
                       (in thousands, except share data)

                                                                                                        June 30,
                                                                                          ------------------------------------
                                                                                              1999                1998
                                                                                          ----------------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents........................................................     $     15,811        $    24,568
    Short-term investments...........................................................           15,771             16,718
    Accounts receivable, net of allowances of $1,865 in 1999 and $1,517 in 1998......           17,251             16,846
    Deferred income taxes............................................................               --             22,918
    Prepaid expenses and other current assets........................................            1,515              1,612
                                                                                          ----------------    ----------------
       Total current assets..........................................................           50,348             82,662
Property and equipment, net..........................................................           11,319             15,129
Other assets, net....................................................................            4,757              3,567
                                                                                          ----------------    ----------------
       Total assets..................................................................       $   66,424        $   101,358
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................................................................     $      5,822        $     5,162
    Accrued compensation.............................................................            5,315              5,667
    Accrued liabilities..............................................................            1,347              2,037
    Deferred revenue.................................................................           10,078             10,386
                                                                                          ----------------    ----------------
       Total current liabilities.....................................................           22,562             23,252

Deferred income taxes................................................................               --                586

Commitments (Note 6)

Stockholders' equity:
    Preferred stock, $0.001 par value; authorized 5,000,000 shares;
       None issued and outstanding,..................................................               --                 --
       Common stock, $0.001 par value; authorized 100,000,000 shares;
       shares outstanding: 35,614,000 in 1999 and 34,792,000 in 1998.................           86,703             86,434
       Accumulated other comprehensive income (loss).................................             (917)            (1,127)
       Accumulated deficit...........................................................          (41,924)            (7,787)
                                                                                          ----------------    ----------------
       Total stockholders' equity....................................................           43,862             77,520
                                                                                          ----------------    ----------------
       Total liabilities and stockholders' equity....................................       $   66,424          $ 101,358
                                                                                          ================    ================

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended June 30, 1999, 1998 and 1997
                   (in thousands, except per share amounts)

                                                                                              Year Ended June 30,
                                                                                   ------------------------------------------
                                                                                     1999           1998             1997
                                                                                   ---------     -----------    -------------
Revenues:
    License..................................................................      $ 36,296       $  33,252      $  31,376
    Service and other........................................................        28,494          27,323         20,336
                                                                                   ---------     -----------    -------------
        Total revenues.......................................................        64,790          60,575         51,712
                                                                                   ---------     -----------    -------------

Cost of revenues:
    License..................................................................         1,978           1,922          1,599
    Service and other........................................................        18,391          22,844         22,830
                                                                                   ---------     -----------    -------------
        Total cost of revenues...............................................        20,369          24,766         24,429
                                                                                   ---------     -----------    -------------
Gross profit.................................................................        44,421          35,809         27,283
                                                                                   ---------     -----------    -------------

Operating expenses:
    Sales and marketing......................................................        28,712          32,509         26,981
    Research and development.................................................        21,247          16,295         14,234
    General and administrative...............................................         6,732           7,176         17,296
                                                                                   ---------     -----------    -------------
        Total operating expenses.............................................        56,691          55,980         58,511
                                                                                   ---------     -----------    -------------
Loss from operations.........................................................       (12,270)        (20,171)       (31,228)

Other income, net............................................................         1,596           1,823          2,537
                                                                                   ---------     -----------    -------------
Loss before income taxes.....................................................       (10,674)        (18,348)       (28,691)

Provision (benefit) for income taxes.........................................        23,463          (6,178)       (10,227)
                                                                                   =========     ===========    =============
Net loss.....................................................................      $(34,137)      $ (12,170)     $ (18,464)
                                                                                   =========     ===========    =============
Loss per share:
     Basic...................................................................      $  (0.97)      $   (0.36)     $   (0.58)
                                                                                   =========     ===========    =============
     Diluted.................................................................      $  (0.97)      $   (0.36)     $   (0.58)
                                                                                   =========     ===========    =============
Shares used in loss per share calculations:
     Basic...................................................................        35,142          33,724         32,080
                                                                                   =========     ===========    =============
     Diluted.................................................................        35,142          33,724         32,080
                                                                                   =========     ===========    =============


See notes to consolidated financial statements.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1999, 1998 and 1997
                                 (in thousands)

                                                                       Accumulated       Retained
                                                                          Other          Earnings
                                             Common Stock            Comprehensive    (Accumulated                   Comprehensive
                                         Shares          Amount      Income (Loss)       Deficit)         Total       Income (Loss)
                                      -----------     -----------    -------------    -------------   ------------    -------------
BALANCE at June 30, 1996..........        31,301       $  72,211      $        --       $   22,847     $   95,058
Common stock issued under stock
  option plans, net...............         1,270           1,986               --               --          1,986
Amortization and adjustment of
  deferred stock compensation.....            --             370               --               --            370
Tax benefit of exercise of stock
  options.........................            --           6,819               --               --          6,819
Translation adjustment............            --              --             (326)              --           (326)       $    (326)
Net loss..........................            --              --               --          (18,464)       (18,464)         (18,464)
                                      -----------     -----------     ------------    -------------   ------------    -------------
BALANCE at June 30, 1997..........        32,571          81,386             (326)           4,383         85,443        $ (18,790)
                                                                                                                      =============
Common stock issued under stock
  option plans, net...............         2,221           4,377               --               --          4,377
Amortization of deferred stock
  compensation....................            --             370               --               --            370
Tax benefit of exercise of stock
  options.........................            --             301               --               --            301
Translation adjustment............            --              --             (801)              --           (801)       $    (801)
Net loss..........................            --              --               --          (12,170)       (12,170)         (12,170)
                                      -----------     -----------     ------------    -------------   ------------    -------------
BALANCE at June 30, 1998..........        34,792          86,434           (1,127)          (7,787)        77,520         $(12,971)
                                                                                                                      =============
Common stock issued under stock
  option plans, net...............         1,315           2,266               --               --          2,266
Purchase of treasury stock .......          (493)         (2,208)              --               --         (2,208)
Amortization and adjustment of
  deferred stock compensation.....            --             211               --               --            211
Translation adjustment............            --              --              210               --            210        $     210
Net loss..........................            --              --               --          (34,137)       (34,137)         (34,137)
                                      ===========     ===========     ============    =============   ============    =============
BALANCE at June 30, 1999..........        35,614       $  86,703       $     (917)       $ (41,924)     $  43,862         $(33,927)
                                      ===========     ===========     ============    =============   ============    =============

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended June 30, 1999, 1998 and 1997
                                (in thousands)

                                                                                       Year Ended June 30,
                                                                          -----------------------------------------------
                                                                              1999            1998              1997
                                                                          -------------    -------------    -------------
   Cash flows from operating activities:
     Net loss.........................................................     $   (34,137)     $  (12,170)       $  (18,464)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
       Depreciation and amortization..................................           8,085           7,765             5,020
       Deferred income taxes..........................................          22,332          (6,382)           (8,050)
       Stock compensation expense.....................................             211             370               370
       Loss on disposal of fixed assets...............................             114              --                --
       Effect of changes in:
           Accounts receivable, net...................................            (367)          4,119            11,159
           Income tax refund receivable...............................              --           2,058             5,376
           Prepaid expenses and other current assets..................              47            (661)               58
           Accounts payable...........................................             379          (2,201)            3,938
           Accrued liabilities........................................            (845)            523             4,597
           Income taxes payable.......................................              --            (215)               --
           Deferred revenue...........................................            (308)          3,868             1,169
                                                                          -------------    -------------    -------------
     Net cash provided by (used for) operating activities.............          (4,489)         (2,926)            5,173
                                                                          -------------    -------------    -------------
   Cash flows from investing activities:
       Sales (purchases) of short-term investments, net...............             947           8,706           (25,424)
       Purchases of property and equipment............................          (3,142)         (3,943)          (12,186)
       Purchases of other assets......................................          (2,819)             --            (5,705)
       Proceeds from sale of property and equipment...................             702             598                --
                                                                          -------------    -------------    -------------
     Net cash provided by (used for) investing activities.............          (4,312)          5,361           (43,315)
                                                                          -------------    -------------    -------------
   Cash flows from financing activities:
       Proceeds from issuance of common stock, net....................           2,266           4,377             1,986
       Repurchase of common stock.....................................          (2,208)             --                --
                                                                          -------------    -------------    -------------
     Net cash provided by financing activities........................              58           4,377             1,986
                                                                          -------------    -------------    -------------
   Effect of exchange rates on cash...................................             (14)            (61)              (15)
                                                                          -------------    -------------    -------------
     Net increase (decrease) in cash and cash equivalents.............          (8,757)          6,751           (36,171)
   Cash and cash equivalents:
     Beginning of the year............................................          24,568          17,817            53,988
                                                                          -------------    -------------    -------------
     End of the year..................................................    $     15,811      $   24,568       $    17,817
                                                                          =============    =============    =============
   Cash paid during the year for:
    Interest..........................................................    $         --     $         --     $          --
     Income taxes.....................................................    $         --     $         --     $          --

See notes to consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Objective Systems Integrators, Inc. ("OSI") provides OSS software that simplifies the integration and management of communications networks in large-scale, complex, multi-vendor environments. Our NetExpert VSM family of products includes a software framework, high-level development tools, service and management application components, and related professional services. These products and services are designed for use in complex, critical networks to enable the rapid deployment of new and enhanced services and management of other services and business processes.

Principles of Consolidation

The consolidated financial statements include the accounts of OSI and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Use of Estimates

The preparation of financial statements that conform to generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities as of the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and the differences may be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and high-quality money market instruments with remaining maturities of 90 days or less when purchased. Because of the short period to maturity, fair values of cash equivalents approximate cost.

Short term Investments

Short-term investments are classified as available-for-sale. On June 30, 1999 and 1998, respectively, investments consisted of approximately $6.0 million and $4.0 million of debt securities issued by U.S. Government agencies, and approximately $9.8 million and $12.7 million of corporate debt securities, both carried at fair value. On June 30, 1999 and 1998, gross unrealized gains and losses on available-for-sale investments were not significant. Amortized cost approximates fair value. Contractual maturities of short-term investments on June 30, 1999 and 1998, were generally within one year.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, which range from three to seven years. Amortization of leasehold improvements is taken over the shorter of the useful life of the asset or the related lease term.

Other Assets

Other assets consist primarily of goodwill, and purchased technology. Costs for the research and development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once feasibility has been established, additional costs are capitalized until product is available for general release to customers. Software development costs are amortized over the estimated economic life of the products, not to exceed three years. Intangible assets are amortized over the estimated useful life of the asset, which range from three to seven years.

Long-Lived Assets

Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles may not be recoverable, we evaluate the carrying values of those assets using future, undiscounted cash flows. If the sum of the anticipated, undiscounted future cash flows is less than the carrying amount of the asset, we recognize an impairment loss equal to the difference between the fair value and the carrying value of the asset.

Revenue Recognition

For fiscal 1999, we adopted SOP No. 97-2, Software Revenue Recognition (as amended), which provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Adoption of SOP No. 97-2 did not have a material impact on our financial condition or results of operations.

Revenues consist primarily of fees for licenses of our software products, maintenance, customer support and consulting contracts.

License Revenue: Software licenses have been generally granted and priced on a per-server basis, although we have granted site, network-wide or enterprise-wide licenses for larger installations. License revenues are generally recognized when a noncancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although our license agreements generally do not provide for a right of return, reserves are maintained for returns and estimated credit losses.

Service and Other Revenue: Revenue from customer support contracts is recognized ratably over the term of the agreement, which is typically one year. Other revenue is derived primarily from professional services. This revenue is generally recognized using the percentage-of-completion method or on a time-and-materials basis. On June 30, 1999, 1998 and 1997, respectively, accrued liabilities included an accrual of $0.4 million, $0.7 million and $2.2 million for estimated losses on service contracts in progress.

Deferred Revenue: Deferred revenue includes unearned amounts received under support contracts, amounts billed to customers but not recognized as revenue and reserves for sales returns.

Concentration of Credit Risks

We license our products primarily to customers in the communications industry. We perform periodic credit evaluations of our customers and generally do not require collateral or other security to support accounts receivable. An estimate of credit losses has been provided for in the consolidated financial statements.

Net Income (Loss) Per Share

We compute net income (loss) per share using two different methods, basic and diluted. Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted net income
(loss) per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. During loss periods, we exclude the outstanding options from the calculation as doing so would be antidilutive.

We do not include common stock equivalents that may be dilutive in the future when we calculate diluted shares outstanding because if we did so it would have an antidilutive effect on net loss per share. Common stock equivalents not included in the calculation were 0.5 million, 2.3 million and 2.4 million in 1999, 1998 and 1997, respectively.

Stock-Based Compensation

We account for stock-based awards to our employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

Foreign Currency Translation

The functional currency of our foreign operations is local currency. Consequently, we translate assets and liabilities of operations outside of the United States into U.S. dollars using year-end exchange rates. We translate results of operations using average rates. We include the effects of foreign currency translation adjustments as a component of stockholders' equity.

Income Taxes

Deferred tax assets and liabilities reflect the anticipated future tax consequences of temporary differences that exist between the amounts we carry on our financial statements and the tax bases of those assets and liabilities. We record a valuation allowance to reduce deferred tax assets so that their realization is more likely than not.

Comprehensive Income (Loss)

In fiscal 1998, we adopted SFAS No. 130, Comprehensive Income, which requires us to report a new, additional measure of income (loss). "Comprehensive income
(loss)" includes foreign currency translation gains and losses that have we have previously excluded from net income and reflected instead in equity. Our adoption of this Statement resulted in a change in the presentation of our financial statements, but had no impact on our consolidated financial position, results of operations or cash flows.

Segment Reporting

In May 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. It also requires selected information about operating segments in interim financial statements. Our adoption of this Statement did not impact our consolidated financial position, results of operations, or cash flows.

New Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (as amended) establishes accounting years and reporting standards for derivative instruments and hedging activities. Its application is required for fiscal years beginning after June 15, 2000. The Statement mandates balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. We are currently evaluating what impact, if any, the adoption of SFAS No. 133 will have on our financial position or results of operations.

Reclassification

Certain prior-year balances have been reclassified to conform to current-year presentation.


2.       PROPERTY AND EQUIPMENT

Property and equipment on June 30 consists of dollars (in thousands, except estimated useful lives in parenthesis):

                                                                             1999           1998
                                                                         -----------    ----------
          Land................................................           $    1,329     $    2,022
          Computer equipment and software (3 to 7 years)......               24,489         22,371
          Furniture and fixtures (7 years)....................                2,772          2,286
          Machinery and equipment (5 years)...................                2,307          2,243
          Trade show equipment (5 years)......................                  461            557
          Leasehold improvements (lesser of 5 years or lease term)              928            686
                                                                        -----------     ----------
             Total............................................               32,286         30,165
          Accumulated depreciation and amortization...........              (20,967)       (15,036)
                                                                        -----------     ----------
             Property and equipment, net......................           $   11,319     $   15,129
                                                                        ===========     ==========

3.       OTHER ASSETS

Other assets at June 30 consists of (in thousands):

                                                                        1999          1998
                                                                    -----------   -----------
          Software development costs...........................          $  221       $    438
          Purchased technology ................................           3,184            690
          Deposits.............................................             369            405
          Goodwill and other intangibles.......................           2,829          4,068
                                                                    -----------    -----------

            Total..............................................           6,603          5,601

                         Accumulated amortization..............          (1,846)        (2,034)
                                                                    ===========    ===========
            Other assets, net................................. .      $   4,757      $   3,567
                                                                    ===========    ===========

4.       LINE OF CREDIT

We have a $2.5 million unsecured revolving line of credit. Under this line, which expires in December 1999, borrowings bear interest at either (1) a fluctuating annual rate equal to the prime lending rate then in effect, or (2) a fixed annual rate that is 2% above the London Inter-Bank Offered Rate. As of June 30, 1999, no amounts had been borrowed under the line. The agreement for the line has certain financial covenants and, as of June 30, 1999, we complied with those covenants. In addition, as of June 30, 1999, we had two letters of credit outstanding, one collateralized by the line of credit in the amount of $17,000 and the other collaterilized by one of our foreign bank accounts in the amount of $78,000.

5.       INCOME TAXES

The expense (benefit) for income taxes for the years ended June 30 consists of (in thousands):

                                                              1999          1998           1997
                                                          -----------   -----------    ------------
               Current:
                        Fedaral                           $       --     $      --       $  (2,334)
                        State                                    135            --              --
                        Foreign                                  999           204             157
                                                          -----------   -----------    ------------
                        Total current                          1,134           204          (2,177)
                                                          -----------   -----------    ------------

               Deferred:
                        Federal                               16,811        (5,245)         (6,642)
                        State                                  5,518        (1,137)         (1,408)
                                                          -----------   -----------    ------------
          Total deferred                                      22,329        (6,382)         (8,050)
                                                          -----------   -----------    ------------
Total provision (benefit) for income taxes                $   23,463      $ (6,178)      $ (10,227)
                                                          ===========   ===========    ============

The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to common stock. There was no tax benefit related to the exercise of stock options in 1999. The amount of benefit was approximately $0.3 million and $6.8 million in 1998 and 1997, respectively.

Total income tax (benefit) expense for the years ended June 30 differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                                        1999           1998           1997
                                                                     -----------    ------------   ------------
          Income tax benefit at statutory federal rate               $ (3,736)      $ (6,422)      $ (10,042)
          State tax benefit, net of federal benefit                      (342)          (209)           (940)
          Benefit of exempt FSC income                                     --             --              --
          Research and other tax credits                                 (846)          (616)           (482)
          Other                                                           459          1,069           1,237
          Valuation Allowance                                          27,928             --             --
                                                                     ===========    ============   ============
                   Total provision (benefit) for income taxes        $ 23,463       $ (6,178)      $ (10,227)
                                                                     ===========    ============   ============

The components of deferred tax assets and liabilities on June 30 consist of (in thousands):

                                                                                       1999           1998
                                                                                   -----------    -----------
          Deferred tax assets:
                    Net operating loss carryforwards and tax credit carryforwards  $ 32,822       $ 19,276
                    Allowances for doubtful accounts and sales returns                1,158            604
                    Deferred compensation                                                --          1,083
                    Accrued expense                                                   1,530          1,955

                                                                                   -----------    -----------
                             Total deferred tax assets                               35,510         22,918
                                                                                   -----------    -----------

          Deferred tax liabilities:
                    Depreciation and amortization                                      (228)          (278)
                    Capitalized software                                                 (4)           (17)
          Goodwill and intangible assets                                                  6           (227)
                    Other                                                             1,716            (64)
                                                                                   -----------    -----------
                    Total deferred tax liabilities                                   (1,942)          (586)
                                                                                   -----------    -----------
          Deferred income taxes                                                      33,568         22,332
          Valuation Allowance                                                       (33,568)            --
                                                                                   -----------    -----------
          Deferred income taxes, net                                                $     --       $22,332
                                                                                   ===========    ===========

Because of our recent history of operating losses and the uncertainty regarding our future earnings, we recorded a valuation allowance of $33.6 million in fiscal 1999. As of June 30, 1999, we had net operating loss carryforwards for federal and state purposes of approximately $66.8 million and $27.3 million, respectively. These expire at various dates between 2000 and 2014. We also have federal and state tax credit carryforwards of approximately $5.5 million and $3.1 million, respectively. These will expire at various dates between 2000 and 2014. Our ability to use our net operating loss carryforwards may be subject to certain limitations if there is a change in our ownership.


6.       LEASE OBLIGATIONS AND COMMITMENTS

We lease office facilities under operating lease agreements. Rent expense was approximately $2.9 million, $2.7 million and $1.9 million for fiscal 1999, 1998 and 1997, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                    Year Ending June 30,
                    --------------------
                         2000......................       $       2,346
                         2001......................               1,984
                         2002......................               1,725
                         2003......................               1,504
                         2004......................               1,267
                         Thereafter................               6,807
                                                         ----------------
                         Total.....................       $      15,633
                                                         ================

In 1997, we purchased a parcel of land for $2.6 million to replace our existing headquarters facilities. In conjunction with this purchase, we subdivided the parcel with the object of entering into sale-lease back arrangements with a developer as buildings are constructed. In fiscal 1998, the first parcel was transferred to the developer. The second parcel was transferred in fiscal 1999. The lease on the first building began in December 1998, and the start of the second lease depends on when the second building is completed. We expect this to occur during the quarter ending December 31.


7.       EMPLOYEE BENEFIT PLAN

We have a 401(k) Profit Sharing Plan under which we may contribute a discretionary matching contribution as a percentage of an employee's contribution. We currently make a discretionary matching contribution of 50% of the employee's contribution. The maximum employee contribution matched is 4%. Our matching contributions to the 401(k) Plan were approximately $383,000, $391,000 and $557,000 in 1999, 1998 and 1997, respectively. We may make also a discretionary lump sum profit sharing contribution to the Plan, which would vest over seven years. No discretionary lump sum contributions were made in 1999, 1998 or 1997.


8.       RELATED-PARTY TRANSACTIONS

In fiscal 1998 and fiscal 1997, we had revenues of approximately $0.3 and $1.0 million, respectively, from Omnipoint Communications, Inc. ("Omnipoint"). We had no revenue from Omnipoint in fiscal 1999. The President and Chief Executive Officer of Omnipoint is a member of our Board of Directors. Accounts receivable from Omnipoint were approximately $144,000 as of June 30, 1998.

In 1997, we had revenues of approximately $3.0 million from Cisco Systems, Inc. ("Cisco"). A Vice President of Cisco was a member of our Board of Directors until March 1999. We had no revenue from Cisco in fiscal 1999 or fiscal 1998.


9.   SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our business in one business segment. In fiscal 1999, no customer accounted for more than 10% of our total revenues. In fiscal 1998, revenues from one customer, a global telecommunications company, accounted for approximately 12% of our total revenues. In fiscal 1997, no customer accounted for more than 10% of our total revenues.

The following shows our net revenues for the years ended June 30, 1999, 1998 and 1997, and long-lived assets as of June 30, 1999, 1998 and 1997 by geographic area (in thousands). Net revenues are based on the country where the product was sold. No revenues from any one country outside the United States were 10% or more of our total revenues for the years ended June 30, 1999, 1998 and 1997.

                                               Year Ended June 30,
                                  ----------------------------------------------
                                     1999             1998             1997
                                  ------------    -------------    -------------

Revenues:
  United States.............        $ 35,473         $ 39,981         $ 37,233
  Europe....................           9,334            6,057            3,620
  Asia and Pacific Rim......          12,019            8,481            8,791
  Other.....................           7,964            6,056            2,068
                                  ------------    -------------    -------------
  Total.....................         $64,790         $ 60,575         $ 51,712
                                  ============    =============    =============

Long-lived assets:
  United States.............        $ 14,349         $ 15,888         $ 17,799
  Asia and Pacific Rim......           1,592            2,689            5,859
  Europe....................             135              119               97
                                  ------------    -------------    -------------
  Total Consolidated........       $  16,076         $ 18,696         $ 23,755
                                  ============    =============    =============


10   STOCKHOLDERS' EQUITY

Stock Option Plans

Our 1994 Non-Qualified Stock Option Plan provides for grants of nonqualified stock options to officers, key employees, consultants and directors. Options are priced not less than fair market value on the date of grant. Options granted under the Non-Qualified Plan generally vest over five years and expire ten years from the date of grant. No shares are available for future grant under this Plan.

Under our 1994 Stock Option Plan, 3,624,500 shares of common stock, were reserved for issuance to employees and consultants. Options granted under the 1994 Plan generally vest ratably over four years and expire ten years from the date of grant. On June 30, 1999, there were 2,699,928 shares were available for grant under the 1994 Plan. On July 24, 1999, the Board of Directors amended the 1994 Plan to provide for the grant of stock options to non-employee directors.

Under our 1995 Director Stock Option Plan, 550,000 shares of common stock were reserved for issuance. Non-employee directors are granted options to purchase common stock at fair market value on the date of grant. Initial options vest ratably over four years and expire ten years from the date of grant. Subsequent options vest ratably over one year and expire ten years from the date of grant. On June 30, 1999, there were 450,000 shares available for grant under the Director Plan. On July 24, 1999, the Board of Directors elected to terminate the Director Plan.

Option activity under all plans was as follows (shares in thousands, except prices):

                                              Options              Weighted
                                            Outstanding         Average Price
                                          ----------------    -----------------
Balance at June 30, 1996.............           4,943            $     5.14
   Granted...........................           3,529            $     9.76
   Exercised.........................            (977)           $    20.84
   Canceled..........................          (1,873)           $    18.98
                                          ----------------
Balance at June 30, 1997.............           5,622            $     4.29
   Granted...........................           1,414            $     9.16
   Exercised.........................          (1,629)           $     1.36
   Canceled..........................            (429)           $     5.19
                                          ----------------
Balance at June 30, 1998.............           4,978            $     6.58

   Granted...........................            1,570           $     3.99
   Exercised.........................            (771)           $     0.38
   Canceled..........................          (1,340)           $     5.80
                                          ----------------
Balance at June 30, 1999.............            4,437           $     6.98
                                          ================

In April 1997, we repriced outstanding options to purchase approximately 1,430,000 shares of common stock having exercise prices ranging from $10.18 to $43.25 per share. The new exercise price was $6.00 per share. The closing price of the common stock on the date of the repricing was $4.38. Repriced options are included as both canceled and granted options in the table above.

A summary of outstanding and exercisable stock options as of June 30, 1999, is as follows (in thousands, except prices):

                                 Options Outstanding                           Options Exercisable
                ------------------------------------------------------      --------------------------
                                          Weighted
                                          Average         Weighted                          Weighted
    Range of                             Remaining        Average                           Average
    Exercise             Number         Contractual       Exercise          Number          Exercise
     Prices           Outstanding           Life           Price         Exercisable         Price
-----------------    ---------------    -------------   -------------    -------------    -------------
   $0.08-$0.18                 220           4.97       $       0.12              210     $       0.12
   $3.06-$4.38               1,705           9.12       $       3.58              285     $       4.38
   $5.19-$7.00                 896           6.95       $       6.10              691     $       6.01
   $7.81-$14.50              1,416           8.47       $      10.08              666     $      11.01
      $25.50                   200           7.05       $      25.50              146     $      25.50
                     ===============                                     =============
   $0.08-$25.50              4,437           8.17       $       6.98            1,998     $      8.26
                     ===============                                     =============

At June 30, 1998 and 1997, 1,960 and 2,102 of the outstanding options were exercisable at weighted average exercise prices of $5.31 and $2.13 respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, eligible employees may purchase common stock at a price that is 85% of the lower of the fair market value at the beginning of each six-month offering period or the fair market value at the end of the period. The six-month periods begin in May and November. Purchases are limited to 15% of an employee's compensation. In 1999, 1998 and 1997, respectively, 544,000, 592,000 and 260,000 shares of common stock were issued under the Purchase Plan. As of June 30, 1999, 1,054,000 shares were reserved for future issuance.

Additional Stock Plan Information

We follow the provisions of APB No. 25, Accounting for Stock Issued to Employees, for financial reporting purposes. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The weighted average "estimated grant date fair value," as defined by SFAS No. 123, for options granted under our stock option plans in fiscal 1999, 1998 and 1997, respectively, was $2.89, $5.67 and $5.96 per share. The weighted average "estimated grant date fair value," for purchases under our Employee Stock Purchase Plan in fiscal 1999, 1998 and 1997, respectively, was $3.48, $4.09 and $4.37 per share. These estimates are calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. This differs significantly from the situation here. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for our stock option and stock purchase programs:

                                                                 1999         1998          1997
                                                               ----------   ----------    ---------
Stock Option Plans:
Expected dividend yields................................             --           --           --
Expected stock price volatility.........................           91.0%        77.0%        80.0%
Risk free interest rate.................................            4.9%         5.7%         6.8%
Expected life following vesting (years).................            1.7          1.7          1.7

Stock Purchase Plan:
Expected dividend yields................................             --           --           --
Expected stock price volatility.........................           91.0%        77.0%        80.0%
Risk free interest rate.................................            4.7%         5.5%         5.4%
Expected life (years)...................................            0.5          0.5          0.5

Pro Forma Net Loss and Net Loss Per Share:

Under SFAS No. 123, had we recorded compensation expense based on the estimated grant date fair value for awards based on grants under our stock option and stock purchase plans, our net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for fiscal 1999, 1998 and 1997 (in thousands, except for per share amounts):

                                                      1999            1998             1997
                                                  -------------   -------------    -------------
Net loss as reported.........................      $   (34,137)    $   (12,170)     $   (18,464)
Pro forma net loss...........................      $   (38,274)    $   (22,984)     $   (26,915)

Diluted loss per share.......................      $     (0.97)    $     (0.36)     $     (0.58)
Pro forma diluted loss per share.............      $     (1.09)    $     (0.68)     $     (0.84)

In accordance with SFAS No. 123, we have excluded the impact of outstanding stock options granted before fiscal 1996 from this pro forma calculation. As a result, the calculation does not reflect future period adjustments that will apply to all stock options.

Deferred Stock Compensation

In fiscal 1996, we recorded deferred compensation of $2,272,000 to reflect the difference between the grant price and the deemed fair value of certain stock options granted in 1995 and 1994. This amount was amortized over the vesting period of the options, generally four years. Amortization of this compensation expense was $211,000, $370,000 and $415,000 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

                                  * * * * * *

                                   SCHEDULE II


                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at         Additions                            Balance at
                                                     Beginning of        Charged to                             End of
Classification                                          Period           Operations        Deductions           Period
--------------                                       --------------     -------------     --------------     -------------
Allowance for Doubtful Accounts:

Year Ended:

    June 30, 1997........................            $        987       $       8,846     $       (5,621)    $       4,212
                                                     ==============     =============     ==============     =============
    June 30, 1998........................            $      4,212       $         400     $       (3,095)    $       1,517
                                                     ==============     =============     ==============     =============
    June 30, 1999.......................             $      1,517       $         642     $         (294)    $       1,865
                                                     ==============     =============     ==============     =============

Allowance for Sales Returns:

Year Ended:

    June 30, 1997........................            $          100     $       5,371     $       (3,171)    $       2,300
                                                     ==============     =============     ==============     =============
    June 30, 1998........................            $        2,300     $       2,894     $       (2,882)    $       2,312
                                                     ==============     =============     ==============     =============
    June 30, 1999........................            $        2,312     $       1,130     $       (2,280)    $       1,162
                                                     ==============     =============     ==============     =============