Form 10-Q
period 1999-09-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 1999-11-15
CIK 892191

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No  _____
                                       ---


  Number of shares of registrant's common stock outstanding as of October 31,
                               1998: 35,877,146

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               Table of Contents


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements......................    1

         Condensed Consolidated Balance Sheets at September 30, 1999
         and June 30, 1999................................................    1

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 1999 and 1998.........................    2

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 1999 and 1998.........................    3

         Notes to Condensed Consolidated Financial Statements.............    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........   18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   19

SIGNATURE                                                                    20


         10.1  1994 Incentive Stock Plan
         10.2  1995 Employee Stock Purchase Plan
         10.3  Employment Agreement Lawrence F. Fiore
         27.1  Financial Data Schedule


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                September 30,     June 30,
                                                                                    1999            1999
                                                                                -------------     ---------
                                                                                 (unaudited)         (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................        $ 15,203        $ 15,811
  Short-term investments..................................................          16,197          15,771
  Accounts receivable (net of allowance of $2,069 and $1,865).............          12,068          17,251
  Prepaid expenses and other current assets...............................           1,788           1,515
                                                                                  --------        --------
     Total current assets.................................................          45,256          50,348
Property and equipment, net...............................................          10,435          11,319
Other assets, net.........................................................           3,781           4,757
                                                                                  --------        --------
     Total assets.........................................................        $ 59,472        $ 66,424
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................        $  5,434        $  5,822
  Accrued liabilities.....................................................           6,076           6,662
  Deferred revenue........................................................           8,851          10,078
                                                                                  --------        --------
     Total current liabilities............................................          20,361          22,562

Stockholders' equity:
  Common stock............................................................          86,707          86,703
  Accumulated other comprehensive loss....................................            (943)           (917)
  Retained deficit........................................................         (46,653)        (41,924)
                                                                                  --------        --------
     Total stockholders' equity...........................................          39,111          43,862
                                                                                  --------        --------
     Total liabilities and stockholders' equity...........................        $ 59,472        $ 66,424
                                                                                  ========        ========


(1) Information in this column derived from OSI's audited consolidated balance sheet as of June 30, 1999.

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               1999          1998
                                                             ---------     --------
Revenues:
  License...............................................     $  4,824       $11,428
  Service and other.....................................        7,187         6,532
                                                             --------       -------
     Total revenues.....................................       12,011        17,960
                                                             --------       -------
Cost of revenues:
  License...............................................          575           449
  Service and other.....................................        3,879         4,670
                                                             --------       -------
     Total cost of revenues.............................        4,454         5,119
                                                             --------       -------
Gross profit............................................        7,557        12,841
                                                             --------       -------
Operating expenses:
  Sales and marketing...................................        6,079         7,132
  Research and development..............................        4,727         4,729
  General and administrative............................        1,542         1,497
                                                             --------       -------
     Total operating expenses...........................       12,348        13,358
                                                             --------       -------
Loss from operations....................................       (4,791)         (517)

Other income, net.......................................          261           639
                                                             --------       -------
Income (loss) before income taxes.......................       (4,530)          122

Provision for income taxes..............................          199            48
                                                             --------       -------
Net income (loss).......................................     $ (4,729)      $    74
                                                             --------       -------
Earnings (loss) per share:
  Basic.................................................     $  (0.13)      $  0.00
                                                             ========       =======
  Diluted...............................................     $  (0.13)      $  0.00
                                                             ========       =======
Shares used in loss per share calculations:
  Basic.................................................       35,630        34,807
                                                             ========       =======
  Diluted...............................................       35,630        35,930
                                                             ========       =======

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                               ---------------------
                                                                                                 1999          1998
                                                                                               -------       -------
  Cash flows from operating activities:
     Net income (loss)......................................................................  $ (4,729)      $    74
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization.......................................................     2,593         1,727
        Deferred income taxes...............................................................        --           (50)
        Stock compensation expense..........................................................        --           105
        Effect of changes in:
          Accounts receivable...............................................................     5,177         1,357
          Prepaid expenses and other current assets.........................................      (268)         (456)
          Accounts payable..................................................................      (421)            9
          Accrued liabilities...............................................................      (582)          206
          Deferred revenue..................................................................    (1,227)          826
                                                                                               -------       -------
               Net cash provided by operating activities....................................       543         3,798
                                                                                               -------       -------
  Cash flows from investing activities:
     Sales (purchases) of short-term investments............................................      (427)        2,692
     Purchases of property and equipment....................................................      (704)       (1,631)
     Purchases of other assets..............................................................       (43)           --
                                                                                               -------       -------
               Net cash provided by (used in) investing activities..........................    (1,174)        1,061
                                                                                               -------       -------
  Cash flows from financing activities:
     Proceeds from issuance of common stock, net............................................         4           250
     Purchase of treasury stock.............................................................        --          (172)
                                                                                               -------       -------
               Net cash provided by financing activities....................................         4            78
                                                                                               -------       -------
  Effect of exchange rate changes on cash...................................................        19           (36)
                                                                                               -------       -------
               Net increase (decrease) in cash and cash equivalents.........................      (608)        4,901
  Cash and cash equivalents:
     Beginning of the period................................................................    15,811        24,568
                                                                                               -------       -------
     End of the period......................................................................   $15,203       $29,469
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

The information in this report reflects all adjustments that we believe are necessary to fairly state OSI's financial position, results of operations and cash flows for the periods presented. These adjustments consist of items that are of a normally recurring nature.

These financial statements should be read in conjunction with the audited financial statements and their notes contained in OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.

2.   Net Income (Loss) Per Share

Under SFAS No. 128, Earnings Per share, basic net income (loss) per share is computed using the weighted average of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued (using the treasury stock method) following the exercise of stock options. Common equivalent shares outstanding are not included in the net loss per share calculations in loss periods as their inclusion would have the effect of showing a smaller loss per share.

3.   Comprehensive Income

SFAS No, 130, Reporting Comprehensive Income, requires us to report a new, additional measure of income. "Comprehensive Income" includes gains and losses from foreign currency translations and unrealized gains and losses on equity securities. These items were previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income:

                                                   For the Three Months Ended
                                                          September 30,
                                                   --------------------------
(in thousands)                                           1999         1998
                                                   --------------------------
Net income (loss)                                      $(4,729)      $  74
Foreign currency translation losses                        (26)       (160)
                                                   --------------------------
Total comprehensive loss                               $(4,755)      $ (86)
                                                   ==========================

4.   Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. It requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. It also requires that companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. We are currently evaluating SFAS No. 133, but do not expect that it will have a material effect on our financial position or results of operations.*

5.   Segment and Geographic Information

The Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 established standards for reporting information in our financial statements about operating segments. Operating segments are defined as components of an enterprise where separate financial information is available that is regularly evaluated by a chief operating decision maker, or decision making group, in deciding resource allocations and in assessing performance. Our chief operating decision makers are our Co-Chief Executive Officers.

We conduct our business in one business segment. For the quarter ended September 30, 1999, no one customer accounted for more than 10% of our total revenues. While our Co-Chief Executive Officers evaluate results in a number of different ways, the line of business management structure is the primary basis they use to assess financial performance and allocates resources.

The accounting policies of the line of business operating segments are the same as those described in our form 10-K for the fiscal year ended June 30, 1999.

The following table presents a summary of geographic information:

                                                   For the Three Months
                                                    Ended September 30,
                                                  -----------------------
(in thousands)                                        1999        1998
                                                  -----------------------
Revenues:
  United States.................................     $ 6,089      $ 9,889
  Europe........................................       1,909        1,687
  Asia and Pacific Rim..........................       2,698        3,940
  Latin America.................................       1,230        2,444
  Other.........................................          85           --
                                                  -----------------------
    Total.......................................     $12,011      $17,960
                                                  =======================

Long-lived assets:
  United States.................................     $12,632      $14,349
  Europe........................................         138          135
  Asia and Pacific Rim..........................       1,446        1,592
                                                  -----------------------
    Total Consolidated..........................     $14,216      $16,076
                                                  =======================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI") or the communications industry to differ materially from those that are expressed or implied. These risks include but are not limited to concentration of product and customers; growth of sales, customer support and development organizations; competition and technological change in the industry; international licensing; dependence on third party relationships; risk of product defect; fluctuations of quarterly results; "Year 2000" issues; and retention of key personnel. Additional information can be found in Item 1, Notes to Condensed Consolidated Financial Statements and throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3, Quantitative and Qualitative Disclosure About Market Risk.

Overview

OSI provides Operation Support Systems ("OSS") framework and application software that simplifies the integration and management of communications networks, services, and processes. We were founded in June of 1989 and began shipments of our NetExpert(TM) product line in August of 1990. In fiscal 1999, we announced our next-generation framework product, NetExpert Virtual Service Management ("VSM(TM)") and NetExel(TM) Solution Services applications. These new products reduce deployment time and reduce the expertise needed for customization of our products. They are being integrated under our NetEx(TM) Unified Management Architecture ("UMA(TM)") to provide a blueprint for managing converged services and networks. As of September 30, 1999, we had directly or indirectly licensed our products to over 250 customers around the world.

Revenue from licenses, service and support of the NetExpert product line has accounted for substantially all of our revenues since our inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. We believe that revenue from the license, service and support of our NetExpert product line including VSM, will account for substantially all of our total revenue for the foreseeable future.* A significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and may continue to cause, material fluctuations in operating results, particularly on a quarterly basis.* We believe that our quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of revenue and results of operations are not necessarily meaningful.* We also believe that quarterly revenues should not be relied on as indications of future performance.*

We distribute and sell NetExpert products to end users in North America primarily through a direct sales organization. Outside of North America, we sell through systems integrators, local value-added resellers and, to a lesser extent, an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our international operations by expanding our direct sales force, opening new in-region customer support and sales offices, adding value-added resellers and pursuing additional strategic relationships.* See further discussion in the "Results of Operations" section
                ---
below.

For the first quarter of fiscal 2000, we had a net loss of $4.7 million compared to net income of $0.1 million for the same period in fiscal 1999. Some of the factors that contributed to this loss are described in the following "Results of Operations" section. We are following a strategy aimed at meeting the service management, network management and process integration needs of communications services providers. In fiscal 1998 and 1999, we placed heavy emphasis on development of a new generation of products that can be integrated under our Unified Management Architecture. In fiscal 2000, we plan to 1) continue the launch of our new product line, 2) build stronger sales and customer interface organizations, and 3) forge new strategic alliances while strengthening our existing relationships. While we believe this strategy will help us gain market share in fiscal 2000 and grow our backlog of orders, we can give no assurances that this strategy will be successful. Some orders we include in our backlog may be cancelled without significant penalty.

Results of Operations

Revenues:

                                             For the three months ended
                                                     September 30,
                                                     -------------
(in thousands, except percentages)

                                         1999          Change          1998
                                         ----         --------        ------
License.....................           $ 4,824         (58%)         $11,428
Percentage of revenues......                40%                           64%
Service and other...........           $ 7,187          10%          $ 6,532
Percentage of revenues......                60%                           36%
Total revenues..............           $12,011         (33%)         $17,960

Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support and training. The decrease in total revenues for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, resulted primarily from a decrease in the number and size of the orders we received. Related to this, we also experienced increased turnover in the number of our direct sales representatives, which affected the productivity of sales operations for the quarter ended September 30, 1999 compared with the quarter ended September 30, 1998.

List prices for our products and services did not change significantly during the comparison periods. However, we are in the process of instituting a new pricing model that will provide customers with additional choices when licensing our software. This may have a negative impact on future revenues if our pricing model does not attract sufficient volume.*

License Revenues. Software licenses have generally been granted and priced on a per-server basis, although we have granted site, network-wide or enterprise-wide licenses for larger installations. In future periods, licenses may be granted on either a per-server basis or other bases. We generally recognize license revenues when a noncancellable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We recognize revenue under contracts requiring customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses.

The decrease in license revenues in absolute dollars and as a percentage of total revenues for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, was due to a decrease in orders for our products from both existing and potential new customers. We believe that this decrease is directly related to the increased turnover in our sales organization and have embarked on an aggressive program to increase the size and competency of our direct sales force.

Services and Other Revenues. We recognize revenues for training, consulting and professional services as the services are performed and acceptance criteria have been met. We offer support contracts to our customers. These contracts provide telephone support, updates and maintenance of our products during the support period. Revenues from our support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable. The growth in our service and other revenues in absolute dollars and as a percentage of total revenues for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, reflects an increase in the number of customer projects and the reduced level of license revenue.

We expect that our services and other revenues will continue to represent a significant portion of our total revenues in future periods.* We anticipate continued demand for professional services in connection with licenses of NetExpert VSM, the renewal of existing support contracts and incremental support revenues attributable to a growing installed base of our products.* We also believe that historic growth rates for services and other revenues should not be relied on as an indication of future growth rates.*

International Revenues. Revenues from outside of the United States represented 49% and 45% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in our international revenues as a percentage of total revenues, though decreased in absolute dollars, is due primarily to our on-going investment in this segment of our business. We expect to continue investing in our international operations.* However, given the current economic uncertainties in world markets, we can give no assurances that continued international investment will remain prudent or that the relative percentage increases in our international revenues will continue.*

The European communications market is growing, as privatization in the region continues to create a more competitive service provider market. We participated in this growth in fiscal 1999 and in the first quarter of fiscal 2000. We are continuing to build our European operations in anticipation of the opportunity for increased business in this market.*

We believe that the weakened economic conditions in the Asia/Pacific Rim region have had a slightly negative impact on our growth rate over the last two years. There can be no assurances that the economies in the Asia Pacific region will fully recover in the near term, or that similar economic problems will not occur in other parts of the world. There can also be no assurances that if economies in Asia-Pacific continue to improve, this will positively impact our business.*

We expect that international revenues will continue to account for a material portion of our total revenues in future periods.* Our international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, fluctuations in the real cost of our products given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government-owned or government-controlled communications providers and local suppliers of communications products. We cannot give assurances that we will be able to continue penetrating international markets successfully. In addition, we cannot give assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results and financial condition.*

Cost of Revenues:

                                              For the three months ended
                                                    September 30,
                                      -----------------------------------------
(in thousands, except percentages)
                                          1999         Change       1998
                                          ----         ------       ----
Cost of license revenues..............   $  575         15%       $   499
Percentage of revenues................        5%                        3%
Cost of service and other revenues....   $3,879        (17%)      $ 4,670
Percentage of revenues................       32%                       26%
Total cost of revenues................   $4,454        (13%)      $ 5,119
Percentage of revenues...............       37%                        29%
Gross profit..........................   $7,557                   $12,841
Percentage of revenues................       63%       (41%)           71%

Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, and related labor costs. For the three months ended

September 30, 1999, compared with the three months ended September 30, 1998, cost of license revenues increased due to temporarily higher than normal costs for third party software.

Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel costs related to professional services and maintenance services we provide in connection with our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead and losses related to professional services contracts. Our cost of service and other revenues decreased for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. This decrease was due to reduced headcount and associated personnel and overhead costs, including facilities and leasehold costs. These reductions were offset by an increase in outside contractor labor expenses. We believe that in the future, the cost of service and other revenues may increase in absolute dollars.*

Gross profit decreased primarily because of the significant decrease in license revenue for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. This was offset by decreased costs in our professional services organization which increased gross profit for service and other revenues. We expect to continue maintaining a gross profit in our professional services segment. However, if our costs of providing services were to increase faster than our service revenues, losses could occur in the future.*

Operating Expenses:

                                For the three months ended September 30,
(in thousands, except
 percentages)                       1999           Change          1998
                               ------------     -----------    -------------
Sales and marketing              $ 6,079            (15%)         $ 7,132
Percentage of revenues                51%                              40%
Research and development         $ 4,727             (0%)         $ 4,729
Percentage of revenues                39%                              26%
General and administrative       $ 1,542              3%          $ 1,497
Percentage of revenues                13%                               8%
Total operating expenses         $12,348             (8%)         $13,358
Percentage of revenues               103%                              74%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with sales and customer support offices, promotional expenses and contract administration. These expenses decreased for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. This was primarily due to the decrease in sales revenues, which resulted in reduced commissions. There was also a reduction in headcount for sales and marketing to 83 from 125 resulting in a decrease in salaries and personnel related costs. We also reduced travel expenses during this period. We expect that sales and marketing expenses in future periods will increase in absolute dollars and as a percentage of revenues due, in part, to our active hiring program and to agreements with various partners who are involved in the marketing of our products.*

Research and Development. Research and development expenses consist mainly of personnel costs for product research, development and quality assurance. Research and development expenses remained steady for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. Headcount and related expenses, such as travel and computer operations, were reduced. However these reductions were offset by increased amortization of purchased technology. We expect that we will continue committing significant resources to research and development to enhance and extend our core technology and product lines.* Although we are committed to controlling expenses in research and development, these expenses may increase in absolute dollars or as a percentage of total revenues.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs and general management. Also included are outside legal and accounting fees, corporate insurance expenses and allowance for doubtful accounts. General and administrative expenses for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, remained flat. Reduced headcount resulted in a decrease in personnel-related costs, but the decrease was offset by increased costs for accounting fees, outside labor and depreciation. We expect that general and administrative expenses may increase in the future with the hiring of additional personnel.* Although we believe our allowance for doubtful accounts is adequate as of September 30, 1999, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*


Other Income, Net:

                                For the three months ended September 30,
                            ------------------------------------------------
(in thousands, except
 percentages)                   1999            Change              1998
                            ------------     -------------      ------------
Other income, net             $ 261               (59%)           $ 639
Percentage of revenues            2%                                  4%

Other Income, Net. The decrease in other income, net was primarily due to the decrease in levels of cash and cash equivalents resulting in lower interest income. Other contributing factors were an increase in the loss associated with foreign currency fluctuations and certain expenses related to payments received from an international customer.

Provision for Income Taxes:

                                    For the three months ended September 30,
                                 ---------------------------------------------
(in thousands, except
 percentages)                       1999           Change            1998
                                 -----------     -----------     -------------
Provision for income taxes         $ 199             315%            $  48
Percentage of revenues                 2%             NM                 0%

NM- Not meaningful


Provision (Benefit) For Income Taxes. The provision for income taxes includes federal, state and foreign income taxes. The effective tax rate was 39% for the three months ended September 30, 1998. The effective tax rate for the three months ended September 30, 1998 differs from the federal statutory rate primarily because of foreign taxes, state taxes and research and development tax credits. For the three months ended September 30, 1999, the provision for income taxes represents state and foreign taxes. We did not record a benefit for the loss during the quarter due to uncertainty regarding the realization of the benefit.

Year 2000 Readiness

We are continuing to assess the extent to which our internal systems and products evaluate date information ("Year 2000 dependencies") and, if so, whether they can properly process and evaluate dates on or after the Year 2000 (i.e. whether they are "Year 2000-compliant"). We have been taking remedial action where systems and products are not Year 2000-compliant. We also regularly re-evaluate our contingency plans for continuing operations if Year 2000 problems arise despite steps to avoid them. We expect that our remediation activities will continue throughout fiscal 2000.*

We believe that we have identified the Year 2000 dependencies in our internal systems. We have examined all critical systems including manufacturing, sales, development, communications and financial systems. We have also examined many of our noncomputer electronic devices that contain microprocessors (for example, telephones, security systems, and HVAC systems). As dependencies have been identified, we have been taking the remediation measures necessary for our internal systems to be Year 2000-compliant. No significant internal systems projects have been or are being deferred due to Year 2000 remediation costs. In most instances, installation of new software or hardware that is Year 2000-compliant has been occurring in the normal course of our business.

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

We depend on critical suppliers and vendors, and therefore on the proper functioning of their information systems and software. Their failure to address Year 2000 issues could have a material effect on our operations and financial results.* As of this date, we are not aware of any critical systems suppliers or vendors that will not be Year 2000-compliant. However, we are continuing our assessments and, depending on the particular situation, have identified alternative suppliers or vendors.* We have developed contingency plans for critical system failures or delays involving suppliers that are not Year 2000-compliant. We expect to continue revisiting these plans throughout most of fiscal 2000.

We have contacted each of our key suppliers to determine the extent to which they believe their products and operations are Year 2000-compliant. We have contacted providers of both products and services in areas such as network and communications infrastructure, manufacturing, facilities management, finance and human resources. We have asked them to notify us if their products or services are not Year 2000-compliant. To date we have received no indication from any key supplier that it is not, or will not be, Year 2000-compliant. We are continuing to test and analyze all of our vendor systems as we believe appropriate.

We are also continuing to work with the key suppliers of third-party software products and services that are used in connection with our NetExpert VSM-based products. We continue to monitor their reported progress toward Year 2000 compliance and compatibility with Year 2000-compliant versions of NetExpert VSM. We are not aware of any material operational issues or costs associated with these suppliers regarding Year 2000 compliance. However, no assurances can be given that we will not experience unanticipated material costs caused by undetected errors or defects in these third-party software products.* Delays in remediation or a failure to identify all of our Year 2000 dependencies could result in material adverse consequences to our business and results of operations.*

We have evaluated all of our current products and have taken the measures needed to bring them into Year 2000 compliance. We have notified our customers that do not intend to develop modifications to earlier versions of our products or to customized deliverables that are no longer under warranty.

We have also advised each of our customers of our Year 2000 compliance standards. Year 2000-compliant versions of available products have been offered at no additional charge to those customers who have maintenance and support contracts. Most of our customers have already migrated to Year 2000-compliant versions of our products. We have also offered our customers fee-based professional services to assist in the migration of their NetExpert-based implementations to Year 2000-compliant versions.

Despite our remediation efforts, we can give no assurances that our Year 2000-compliant products will function properly when they are integrated with other products, including previously customized OSI software, third-party software, and hardware. Our products are used in numerous operating environments, and we can also give no assurance that they will be compliant in all environments. Even though we believe we have taken measures to bring our current products into Year 2000 compliance, our customers may nevertheless experience Year 2000 difficulties because of the noncompliance of other products that interoperate with our products, whether those other products have been provided by us, the customer or a third party. If our products are part of a system that is not able to manage and manipulate data related to the Year 2000, the result could be a material adverse effect on our business.*

We have offered our customers fee-based additional support to cover the time period before and after January 1, 2000. This support is designed to address production system failures that might occur at our customer sites. We plan to have additional professional services and customer support personnel on call to handle any customer's production system failure.

To date, we have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Our Year 2000 readiness efforts have been undertaken by existing employees, and the associated costs have been treated as normal operating expense. These costs have included testing and modifying our computer network and our principal products. They have also included modification of certain products and other deliverables (including customized OSI software rulesets and applications) where we have contractually agreed to provide Year 2000-compliant versions. As of September 30, 1999, we estimate these costs to be approximately $8.0 million.

We expect to incur additional costs for our Year 2000 readiness program related to customer support and customer service requests.* We currently estimate these additional costs will not exceed $0.1 million over the remainder of the calendar year.* This does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of business.

We believe we have adequate general corporate funds to pay for expected costs and expenditures related to Year 2000 readiness.* This belief is based on our current assessment and is subject to change as our Year 2000 readiness program progresses.

We have provided our customers with limited assurances regarding those of our products that comply with the Year 2000 standards we have adopted. Except as specifically provided for in the contracts and other limited written assurances that we have provided, we do not believe we are legally responsible for costs incurred by our customers to ensure the Year 2000 compliance of their software, systems and operations.* Our customer agreements typically contain provisions designed to limit liability for these types of claims. However, it is possible that these provisions will not provide adequate protection from liability under applicable law or under unfavorable judicial decisions.* Even if we have disclaimed responsibility for any Year 2000 problems, or identified and notified our customers of them, customers may nevertheless make claims against all suppliers of the component parts of their operating environment.* Any Year 2000 claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

We believe that the "most reasonably likely worst case scenario" involving Year 2000 will involve the corruption of data contained in internal information systems, hardware failures and the failure of third-party systems.* We believe our greatest risk lies with the potential failure of third-party systems rather than with our internal systems or products.* We have only minimal ability to assess and remediate the Year 2000 problems of third parties. We believe the greatest detrimental effect on our business would occur if infrastructure services, such as electricity, telecommunications, transportation supply chains or suppliers of materials, were inoperable.* We rely on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electrical grid or an uneven supply of power could completely shut down the affected facility. It could also shut down airports and other means of transportation.* Critical suppliers could be partially or completely shut down and unable to provide supplies on a timely basis.* We may not be able to obtain a replacement supplier in a timely manner, on acceptable terms or at all.* While we do not maintain the ability to replace third-party supplies with internal production, contingency planning includes the ongoing assessment and identification of substitute suppliers. Among other things, contingency plans for a major infrastructure failure might include a shift in production to another unaffected site. We have installed a back-up generator in our new facility to provide partial power to our core functional areas.

We believe that the purchasing patterns of our customers and potential customers will be affected by the Year 2000 issues as they bring their current software systems into Year 2000 compliance.* Funds available to purchase new products may be reduced.* Given the overall uncertainty of the situation, customers or potential customers may delay the purchase and introduction of new functionality until after the Year 2000 transition has been completed.* Potential changes in purchasing patterns such as these could have a material adverse effect on our business, operating results or financial condition.*

Factors That May Affect Future Results

Quarterly Results. Our quarterly operating results have varied significantly in the past and can be expected to vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of large orders by our customers, including global telecommunication providers and new, emerging communication service providers. Orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues will continue to vary significantly depending on the timing of our orders.* The failure to obtain an order during any given reporting period, for whatever reason, would have a material adverse effect on our business.

We typically receive a significant portion of our orders, and record the resulting revenue, in the last month of a quarter and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected if anticipated revenues are not realized. We believe this pattern will continue.*

Our quarterly operating results have also varied and will continue to vary significantly from quarter to quarter based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in demand for NetExpert VSM-based products; the number, timing and significance of new products and product enhancements by OSI and by our competitors; our ability to develop, introduce and market new and enhanced versions of NetExpert VSM-based products in a timely basis; the mix of direct and indirect sales; our assessment of our allowance for bad debts; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

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

Key Personnel. Our future success depends, to a significant degree, on the continuing contributions of key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. There is intense competition for qualified employees in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material adverse effect on our business condition.*

Growth. To compete effectively and manage future growth, we also need to improve our internal operational, financial and management information systems, procedures and controls in a timely manner to accommodate a growing number of transactions and customers. Management of future growth also means that we must expand, train, motivate and manage our workforce. We can give no assurances that our personnel, systems, procedures and controls will be adequate to support existing and future operations. The failure to improve operational, financial and management systems, or to expand, train, motivate and manage employees, could have a material adverse effect on our business.*

Product Defects. Software products as complex as those we offer are likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins. This could result in delayed or lost revenue, loss of market share or failure to achieve market acceptance.* Any of these could have a material adverse effect on our business.

Competition. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition will increase.* Some of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to acquire them from outside vendors. There can be no assurance that our current or potential competitors will not develop products that are comparable or superior to ours or that they will not be able to adapt more quickly than we are to new technologies, evolving industry trends or changes in customer requirements. If we are not able to compete successfully against current and future competitors, our business will be materially and adversely affected.

International Business. We expect that our international business will continue to account for a significant portion of total revenues in future periods.* We intend to enter into additional international markets and to continue expanding our operations outside of North America.* This will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect our operating margins if the investments are not accompanied by sufficient revenue growth.

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside the United States, transactions in non-U.S. currencies are likely to increase.* This would result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U.S. dollars whenever possible, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a materially adverse effect on our business by making our pricing noncompetitive with products priced in local currencies.*

Reseller Relationships. A key element of our future business strategy is to develop relationships with leading companies that manufacture and market telecommunications equipment. Another key element of that strategy is to expand our system integrator and value-added reseller channels of distribution. We are currently investing, and plan to continue investing, significant resources to develop these relationships and channels of distribution.* We can give no assurances that we will be able to attract additional systems integrators and resellers that can market our product effectively. If we are unable to develop these relationships or if our partners are unable to market our products effectively, our business operating results and financial condition would be materially and adversely affected.*

Proprietary Technology. Our success and ability to compete depends in large part on our proprietary software technology. To protect our proprietary rights, we rely on a combination of various technical measures, trade secret, copyright and trademark laws. We also rely on nondisclosure and other contractual agreements. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* We can give no assurances that the steps we have taken will prevent misappropriation of our technology. Our precautions may also prove insufficient to preclude competitors from developing products with functionality or features that are similar to those in our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, we can give no assurances that there will not be infringement claims in the future as the number of products and competitors in our industry increases. Any such claim, with or without merit, could be time consuming, result in costly litigation and divert the attention of our technical and management personnel.* This could result in a material adverse impact on our business.*

Third-Party Software. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. We can give no assurances that, on expiration of our current agreements, these third-party software licenses will continue to be available to us on commercially reasonable terms. Absence of these licenses could have a material adverse effect on our business.*

Based upon all of the above, we believe that our quarterly revenues and operating results may vary significantly in the future.* We also believe that period-to-period comparisons of results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, we believe that it is likely that our revenue or operating results will be below the expectations of public market analysts and investors in some future quarter.* If this occurs, the price of our Common Stock could be materially, adversely affected.*

Liquidity and Capital Resources

For the three months ended September 30, 1999, net cash provided by operations was $0.5 million compared with net cash provided by operations of $3.8 million for the three months ended September 30, 1998. The comparatively lower level of net cash provided by operations was mainly the result of our net loss of $4.7 million and the effects of a $1.2 million decrease in deferred revenue. These were partially offset by the positive effects of a $5.2 million decrease in accounts receivable. During the period, net cash used for investment activities was $1.2 million compared to net cash provided by investment activities of $1.1 million for the three months ended September 30, 1998. The change in net cash used for investment activities for the 1999 period resulted primarily from $0.7 million in purchases of property and equipment when compared to $2.7 million of net sales of short-term investments for the corresponding period in 1998. We currently expect to make capital expenditures of $4.0 million to $6.0 million in the next twelve months, primarily for the acquisition of technology and the purchase of computer equipment, related software, furniture, fixtures, and leasehold improvements.*

In September of 1998, our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock on the open market. As of September 30, 1999 we had repurchased approximately 493,300 shares of our common stock on the open market, at an average purchase price of $4.47 for a total cost of approximately $2.2 million. We may continue repurchasing shares in the future.*

As of September 30, 1999, we had working capital of approximately $25.0 million, including $31.4 million in cash, cash equivalents and short-term investments. In addition, we have a $2.5 million unsecured revolving line of credit that expires in December of 1999. Under our line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of September 30, 1999, we had not borrowed under our line of credit. The agreement for the line contains certain financial covenants. As of September 30, 1999, we complied with those covenants.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On September 30, 1999, our reserves for doubtful accounts and sales returns were $2.1 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

We currently have material commitments of approximately $1.5 million for tenant improvements and computer equipment for our new facilities. We also intend to continue growing our operations.* In the quarter ended September 30, 1999, we spent $0.7 million for capital items, principally computer equipment and leasehold improvements. We expect that capital expenditures will continue to be significant in fiscal 2000 and in the future.*

We also believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $13.8 million on September 30, 1999. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $16.2 million on September 30, 1999. We do not use derivative financial investments in our short-term investment portfolio, we place our investments with high-quality issuers and, by policy, limit our credit exposure to any one issuer. We are adverse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on September 30, 1999, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.

Foreign Currency Exchange Rate Risk

As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our business, operating results and financial position.* Historically, our primary exposure has related to local currency expenses in Europe, our Asia Pacific region and Australia. The functional currencies of our foreign subsidiaries are local. A hypothetical 10% change in foreign currency rates would have an insignificant impact on our business, operating results and financial position.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.*

On March 18, 1999, proceedings were filed against OSI with the Bureau de Conciliation in Grasse, France, by Patric R. Olenczak, a former employee of OSI, for various matters involving the termination of his employment. We believe that this action is without merit and intend to vigorously defend it. However, we can give no assurances that we will prevail. If we do not prevail, we could be required to pay monetary damages in an amount that might have a material adverse effect on our operating results and financial condition.*

Item 6.  Exhibits and Reports on Form 8-K

               10.1   Revised 1994 Incentive Stock Option Plan
               10.2   Revised 1995 Employee Stock Purchase Plan
               10.3   Employment Agreement for Lawrence F. Fiore

               27.1   Financial Data Schedule


     (b)   Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  November 15, 1999      By: /s/ Lawrence F. Fiore
                                  -----------------------------------
                                   Lawrence F. Fiore, Chief Financial Officer

                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)