Form 10-Q
period 1999-12-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 2000-02-14
CIK 892191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
       (Mark one)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       or

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


                                  101 Park Way
                            Folsom, California 95630
          (Address of principal executive office, including zip code)

                                 (916) 353-2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes       X           No
                                              ---------           _________


  Number of shares of registrant's common stock outstanding as of January 31,
                                2000: 36,145,335

===============================================================================

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               Table of Contents


                                                                                     Page
                                                                                     ----
PART I.     FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements.........................       1

             Condensed Consolidated Balance Sheets at December 31, 1999
             and June 30, 1999...................................................       1

             Condensed Consolidated Statements of Operations for the three months
             and six months ended December 31, 1999 and 1998.....................       2

             Condensed Consolidated Statements of Cash Flows for the six months
             ended December 31, 1999 and 1998....................................       3

             Notes to Condensed Consolidated Financial Statements................       4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................       6

Item 3.      Quantitative and Qualitative Disclosure About Market Risk...........      16


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...................................................      16

Item 6.      Exhibits and Reports on Form 8-K....................................      16

10.1         Enterprise-Wide License Agreement
10.2         Enterprise-Wide Professional Services Agreement
10.3         Severance Agreement of Jeffrey T. Boone
10.4         Severance Agreement of Philip N. Cardman
10.5         Severance Agreement of Lawrence F. Fiore
10.6         Severance Agreement of Danny D. Line
10.7         Severance Agreement of James T. Disen

SIGNATURE                                                                              17

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             December 31,          June 30,
                                                                                 1999                1999
                                                                          ----------------    ----------------
                                                                             (unaudited)             (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................        $ 23,593            $ 15,811
  Short-term investments..................................................          16,806              15,771
  Accounts receivable (net of allowance of $2,175 and $1,865).............           8,840              17,251
  Prepaid expenses and other current assets...............................           1,727               1,515
                                                                                 ---------           ---------
     Total current assets.................................................          50,966              50,348
Property and equipment, net...............................................          10,127              11,319
Other assets, net.........................................................           3,431               4,757
                                                                                 ---------           ---------
     Total assets.........................................................        $ 64,524            $ 66,424
                                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................        $  5,551            $  5,822
  Accrued liabilities.....................................................           6,767               6,662
  Deferred revenue........................................................          12,262              10,078
                                                                                 ---------           ---------
     Total current liabilities............................................          24,580              22,562

Stockholders' equity:
  Common stock............................................................          87,341              86,703
  Accumulated other comprehensive income (loss)...........................            (859)               (917)
  Accumulated deficit.....................................................         (46,538)            (41,924)
                                                                                  --------           ---------
     Total stockholders' equity...........................................          39,944              43,862
                                                                                  --------            --------
     Total liabilities and stockholders' equity...........................        $ 64,524            $ 66,424
                                                                                  ========            ========

(1) Information in this column derived from OSI's audited consolidated balance sheet as of June 30, 1999

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                  ------------------------------     ------------------------------
                                                        1999             1998             1999              1998
                                                  -------------     ------------     ------------     -------------
Revenues:
  License.........................................      $ 9,769          $10,258          $14,593           $21,686
  Service and other...............................        7,304            7,325           14,491            13,857
                                                        -------         --------         --------          --------
     Total revenues...............................       17,073           17,583           29,084            35,543
                                                        -------         --------         --------          --------
Cost of revenues:
  License.........................................          464              485            1,039               934
  Service and other...............................        4,193            4,692            8,072             9,362
                                                        -------         --------         --------          --------
     Total cost of revenues.......................        4,657            5,177            9,111            10,296
                                                        -------         --------         --------          --------
Gross profit......................................       12,416           12,406           19,973            25,247
                                                        -------         --------         --------          --------
Operating expenses:
  Sales and marketing.............................        6,852            7,553           12,931            14,685
  Research and development........................        4,174            5,198            8,901             9,927
  General and administrative......................        1,550            1,648            3,092             3,145
                                                        -------         --------
     Total operating expenses.....................       12,576           14,399           24,924            27,757
                                                        -------         --------         --------          --------
Loss from operations..............................         (160)          (1,993)          (4,951)           (2,510)
                                                        -------         --------         --------          --------
Other income, net.................................          330              341              591               980
                                                        -------         --------         --------          --------
Income (loss) before income taxes.................          170           (1,652)          (4,360)           (1,530)
Provision (benefit) for income taxes..............           55             (798)             254              (750)
Net Income (loss).................................      $   115          $  (854)          (4,614)          $  (780)
                                                        =======         ========         ========          ========
Earnings (loss) per share:                              =======         ========         ========          ========
  Basic...........................................      $  0.00          $ (0.02)         $ (0.13)          $ (0.02)
                                                        =======         ========         ========          ========
  Diluted.........................................      $  0.00          $ (0.02)         $ (0.13)          $ (0.02)
                                                        =======         ========         ========          ========
Weighted-average shares outstanding:                    =======         ========         ========          ========
  Basic...........................................       35,807           34,948           35,719            34,878
                                                        =======         ========         ========          ========
  Diluted.........................................       36,736           34,948           35,719            34,878
                                                        =======         ========         ========          ========

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                           ------------------------------------
                                                                                  1999                 1998
                                                                           ----------------      --------------
Cash flows from operating activities:
   Net loss................................................................         $(4,614)            $  (780)
  Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Depreciation and amortization...........................................           4,224               3,514
          Deferred income taxes............................................              --                (959)
          Stock compensation expense.......................................              --                 174
   Effect of changes in:
   Accounts receivable.....................................................           8,402              (2,079)
   Prepaid expenses, other current assets and other assets.................            (220)               (158)
   Accounts payable........................................................            (483)               (596)
   Accrued liabilities.....................................................             329              (1,611)
   Deferred revenue........................................................           2,184              (1,494)
                                                                                   --------            --------
   Net cash provided by (used for) operating activities....................           9,822              (3,989)
                                                                                   --------            --------
Cash flows from investing activities:
   Sales (purchases) of short-term investments.............................          (1,036)              1,044
   Purchases of property and equipment.....................................          (1,627)             (2,247)
   Purchases of other assets...............................................             (91)             (1,570)
                                                                                   --------            --------
   Net cash used in investing activities...................................          (2,754)             (2,773)
                                                                                   --------            --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.............................             638               1,655
   Purchase of treasury stock..............................................              --              (1,957)
                                                                                   --------            --------
   Net cash provided by (used for) financing activities....................             638                (302)
                                                                                   --------            --------
Effect of exchange rate changes on cash....................................              76                 (42)
                                                                                   --------            --------
   Net increase (decrease) in cash and cash equivalents....................           7,782              (7,106)
Cash and cash equivalents:
   Beginning of the period.................................................          15,811              24,568
                                                                                   --------            --------
   End of the period.......................................................         $23,593             $17,462
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

2.  Earnings (Loss) Per Share

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

3.  Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires us to report a new, additional measure of income. "Comprehensive Income" includes gains and losses from foreign currency translations and unrealized gains and losses on equity securities. These items were previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income (loss):

                                                   For the Three Months Ended          For the Six Months Ended
                                                          December 31,                       December 31,
                                                -----------------------------      ------------------------------
(in thousands)                                        1999           1998                1999            1998
                                                -------------  --------------      -------------   --------------
Net profit (loss)                                    $ 115          $(854)            $(4,614)          $(780)
Foreign currency translation gains (losses)             84            117                  58             (43)
                                                   -------        -------            --------          ------
Total comprehensive income (loss)                    $ 199          $(737)            $(4,556)          $(823)
                                                   =======        =======            ========          ======

4.    Accounting for Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. It requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. It also requires that companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. We are continuing to evaluate SFAS No. 133, but do not expect that it will have a material effect on our financial position or results of operations.

5.    Segment and Geographic Information

We adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 establishes standards for reporting information in our financial statements about operating segments. Operating segments are components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker, or decision making group, in deciding resource allocations and in assessing performance. Our chief operating decision makers are our Co-Chief Executive Officers.

We conduct our business in one business segment. For the quarter and six months ended December 31, 1999 we had one customer that accounted for more than 10% of our revenues. For the quarter ended December 31, 1998, we had a different customer that accounted for more than 10% of our total revenues.

The following table presents a summary of geographic information:

                                                    For the Three Months Ended              For the Six Months Ended
                                                           December 31,                           December 31,
                                                ---------------------------------     ----------------------------------
(in thousands)                                         1999            1998                  1999             1998
                                                --------------  -----------------     ---------------  -----------------
Revenues:
  United States.................................       $11,533            $ 9,163              $17,622           $19,052
  Europe........................................         2,552              3,563                4,461             5,250
  Asia and Pacific Rim..........................         2,197              1,855                4,895             5,795
  Latin America.................................           481              2,017                1,711             4,461
  Other.........................................           310                985                  395               985
                                                       -------            -------              -------           -------
    Total.......................................       $17,073            $17,583              $29,084           $35,543
                                                       =======            =======              =======           =======

Long-lived assets:
  United States.................................        12,112             16,717               12,112            16,717
  Europe........................................           127                158                  127               158
  Asia and Pacific Rim..........................         1,319              2,201                1,319             2,201
                                                       -------            -------              -------           -------
    Total Consolidated..........................       $13,558            $19,076              $13,558           $19,076
                                                       =======            =======              =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI") or the communications industry to differ materially from those that are expressed or implied. These risks include, but are not limited to, concentration of product and customers; growth of sales, customer support and development organizations; competition and technological change in the industry; international licensing; dependence on third party relationships; risk of product defect; fluctuations of quarterly results; "Year 2000" issues; and retention of key personnel. Additional information can be found in Item 1, Notes to Condensed Consolidated Financial Statements, throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 3, Quantitative and Qualitative Disclosure About Market Risk.

Overview

OSI provides Operation Support Systems ("OSS") framework and application software that simplifies the integration and management of communications networks, services, and processes. We were founded in June of 1989 and began shipments of our NetExpert(TM) product line in August of 1990. In fiscal 1999, we announced our next-generation products, NetExpert Virtual Service Management ("VSM(TM)"), NetExpert Virtual Process Management ("VPM(TM)), NetExec(TM), and NetExel(TM) Solution Services applications. These new products reduce deployment time and reduce the expertise needed for customization of our products. They are integrated under our NetEx(TM) Unified Management Architecture(TM) ("UMA(TM)") to provide a blueprint for managing converged services and networks. As of December 31, 1999, we had directly or indirectly licensed our products to over 250 customers around the world.

Revenue from licenses, service and support of the NetExpert product line has accounted for substantially all of our revenues since our inception. A typical NetExpert sale generally includes a combination of license fees, fees for professional services and fees for customer support and training. We believe that revenue from the license, service and support of our NetExpert product line, including VSM and VPM, will account for substantially all of our total revenue for the foreseeable future.* A significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and may continue to cause, material fluctuations in operating results, particularly on a quarterly basis.* We believe that our quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of revenue and results of operations are not necessarily meaningful.* We also believe that quarterly revenues should not be relied on as indications of future performance.*

We distribute and sell products to end users in North America primarily through a direct sales organization. Outside of North America, we sell through systems integrators, local value-added resellers and, to a lesser extent, an in-region direct sales force. We intend to enter into additional international markets and to continue to grow our international operations by expanding our direct sales force, opening new in-region customer support and sales offices, adding value-added resellers and pursuing additional strategic relationships.* See further discussion in the "Results of Operations" section below.

For the second quarter of fiscal 2000, we had a net profit of $0.1 million compared with a net loss of $0.9 million for the same period in fiscal 1999. Some of the factors that contributed to this result are described in the following "Results of Operations" section. We are following a strategy aimed at meeting the service management, network management and process integration needs of communications services providers. In fiscal 1998 and 1999, we placed heavy emphasis on development of a new generation of products that can be integrated under our Unified Management Architecture. In fiscal 2000, we plan to 1) continue the launch of our new product line, 2) build stronger sales and customer interface organizations, and 3) forge new strategic alliances while strengthening our existing relationships.* While we believe this strategy will help us gain market share in fiscal 2000 and grow our backlog of orders, we can give no assurances that this strategy will be successful.* Some orders we include in our backlog may be cancelled without significant penalty.

Results of Operations

Revenues:

                                         For the three months ended                         For the six months ended
                                                December 31,                                      December  31,
                              ---------------------------------------------     ----------------------------------------------
(in thousands, except
percentages)                       1999            Change           1998             1999            Change            1998

                              ------------     ----------      ------------     ------------     ----------      -------------
License.....................     $ 9,769             (5%)         $10,258          $14,593            (33%)          $21,686
Percentage of revenues......          57%                              58%              50%                               61%
Service and other...........     $ 7,304             (0%)         $ 7,325          $14,491              5%           $13,857
Percentage of revenues......          43%                              42%              50%                               39%
Total revenues..............     $17,073             (3%)         $17,583          $29,084            (18%)          $35,543


Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support and training. The decrease in total revenues for the three-month and six-month periods ended December 31, 1999, compared with the three-month and six-month periods ended December 31, 1998, resulted primarily from the transition to our new products and delays in entering into contracts for new orders. List prices for our products and services did not change significantly during the comparison periods. However, we are in the process of instituting a new pricing model that will provide customers with additional choices when licensing our software. This may have a negative impact on future revenues if our pricing model does not attract sufficient volume.*

License Revenues. Software licenses have previously been granted and priced on a per-server basis, although we have granted site, network-wide or enterprise-wide licenses for larger installations. In future periods, licenses may be granted on either a per-server basis or other bases.* We generally recognize license revenues when a noncancellable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We also recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses.

License revenues decreased in absolute dollars and as a percentage of total revenues for both the three-month and the six-month periods ended December 31, 1999, compared with the three-month and the six-month periods ended December 31, 1998. The Company believes this decrease was due to a reduced number of sales staff. We embarked on a program to increase the size and competency of our direct sales force and to build relationships with current and new distribution channel partners. We hired additional sales staff during the second fiscal quarter and are currently in the process of filling the remaining positions. However, given the significant number of new products we have introduced, the need to train our sales and support personnel in those products and the relatively short average tenure of our direct sales force, no assurances can be given that historic productivity rates per salesman will be achieved in the near term.* Our failure to do so could have a material, adverse effect on our business, operating results and financial condition.*

Services and Other Revenues. We recognize revenues for training, consulting and professional services as the services are performed and acceptance criteria are met. We offer support contracts to our customers. These contracts provide telephone support, updates and maintenance of our products during the support period. Revenues from our support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable. Services and other revenues remained flat for the three month period ended December 31, 1999, compared with the three months ended December 31, 1998. The growth in our service and other revenues in the six-month period ended December 31, 1999, compared with the six-month period ended December 31, 1998, is due to an increased level of professional services and project completion during the current fiscal year.

We expect that our services and other revenues will continue to represent a significant portion of our total revenues in future periods.* We anticipate continued demand for professional services in connection with licenses of our products, the renewal of existing support contracts and incremental support revenues attributable to a growing installed product base.* We also believe that historic growth rates for services and other revenues should not be relied on as an indication of future growth rates.*

International Revenues. Revenues from outside of the United States represented 32% and 48% of total revenues for the three months ended December 31, 1999, and 1998, respectively. Revenues from outside of the United States represented 39% and 46% of total revenues for the six months ended December 31, 1999, and 1998, respectively. The decrease in international revenues as a percentage of total revenues was primarily caused by our receipt during the quarter of a particularly large order from one North American customer. We do not believe that the decease is symptomatic of an on-going change in our revenue mix; and we plan to continue investing in our international operations.* However, given the economic uncertainties in world markets, we can give no assurances that continued international investment will remain prudent.*

The European communications market is growing, as privatization in the region continues to create a more competitive service provider market. We are continuing to build our European operations in anticipation of the opportunity for increased business in this market.*

We believe that the weakened economic conditions in the Asia-Pacific region have had a slightly negative impact on our growth rate over the last two years. We believe the economic climate has recently improved but there can be no assurances that the economies in the Asia-Pacific region will fully recover in the near term or that similar economic problems will not occur in other parts of the world.*

We expect that international revenues will continue to account for a material portion of our total revenues in future periods.* Our international business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, fluctuations in the real cost of our services given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government-owned or government-controlled communications providers and local suppliers of communications products. We cannot give assurances that we will be able to continue penetrating international markets successfully. In addition, we cannot give assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results and financial condition.*


Cost of Revenues:

                                       For the three months ended                         For the six months ended
                                              December 31,                                      December 31,
                            ---------------------------------------------     ---------------------------------------------
(in thousands, except
 percentages)                    1999            Change           1998             1999            Change           1998
                            ------------     ----------      ------------     ------------     ----------      ------------
Cost of license revenues....     $   464             (4%)         $   485          $ 1,039             11%          $   934
Percentage of revenues......           3%                               3%               3%                               3%
Cost of service and other...     $ 4,193            (11%)         $ 4,692          $ 8,072            (14%)         $ 9,362
Percentage of revenues......          24%                              27%              28%                              26%
Total cost of revenues......     $ 4,657            (10%)         $ 5,177          $ 9,111            (12%)         $10,296
Percentage of revenues......          27%                              29%              31%                              29%
Gross profit................     $12,416              0%          $12,406          $19,973            (21%)         $25,247
Percentage of revenues......          73%                              71%              69%                              71%

Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, and related labor costs. For the three months ended December 31, 1999 compared with the three months ended December 31, 1998, cost of license revenues decreased in actual dollars but represented the same percentage of revenues for those periods. For the six months ended December 31, 1999 compared with the six months ended December 31, 1998, cost of license revenues increased due to temporarily higher than normal costs for third-party software vendors.

Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel costs related to the professional services and maintenance services we provide in connection with our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. Our cost of service and other revenues decreased for both the three-month and the six-month periods ended December 31, 1999, compared with the three-month and six-month periods ended December 31, 1998. This decrease was due to reduced headcount and associated personnel and overhead costs. We believe that, in the future, the cost of service and other revenues may increase in absolute dollars if additional headcount or outside services are required.*

Gross profit remained flat for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Gross profit decreased for the six months ended December 31, 1999 as compared with the six months ended December 31, 1998, related to decreased license revenues as a percentage of total revenues. This was partially offset by decreased costs in our professional services organization, which had the overall effect of increasing gross profit for service and other revenues. We expect to continue maintaining a gross profit in our professional services segment.* However, if our costs of providing services were to increase faster than our services revenues, losses could occur in the future.*

Operating Expenses:

                                       For the three months ended                         For the six months ended
                                              December 31,                                      December 31,
                            ---------------------------------------------     ---------------------------------------------
(in thousands, except
 percentages)                    1999            Change           1998             1999            Change           1998
                            ------------     ----------      ------------     ------------     ----------      ------------
Sales and marketing.........     $ 6,852             (9%)         $ 7,553          $12,931            (12%)         $14,685
Percentage of revenues......          40%                              43%              44%                              41%
Research and development....     $ 4,174            (20%)         $ 5,198          $ 8,901            (10%)         $ 9,927
Percentage of revenues......          25%                              30%              31%                              28%
General and administrative..     $ 1,550             (6%)         $ 1,648          $ 3,092             (2%)         $ 3,145
Percentage of revenues......           9%                               9%              11%                               9%
Total operating expenses....     $12,576            (13%)         $14,399          $24,924            (10%)         $27,757
Percentage of revenues......          74%                              82%              86%                              78%


Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with sales and customer support offices, promotional expenses and contract administration. These expenses decreased for the three months ended December 31, 1999 compared with the three months ended December 31, 1998. Sales and marketing expenses also decreased for the six months ended December 31, 1999, compared with the six months ended December 31, 1998. The decrease in both periods was primarily due to the decrease in sales revenues, which resulted in reduced commissions. There was also a reduction in headcount for sales and marketing, resulting in a decrease in salaries and personnel-related costs. Marketing costs decreased due to discontinuing the services of various outside vendors. We also reduced travel, facilities, telephone and computer-related expenses during the periods. We expect that sales and marketing expenses in future periods will increase both in absolute dollars and as a percentage of revenues related, in part, to our active hiring program and to agreements with various partners who are involved in the marketing of our products.*

Research and Development. Research and development expenses consist mainly of personnel costs for product research, development and quality assurance. Research and development expenses decreased for the three months ended December 31, 1999 compared with the three months ended December 31, 1998. Headcount and related expenses, such as travel and computer operations, were reduced. Research and development expenses also decreased for the six months ended December 31, 1999 compared with the six months ended December 31, 1998. However, this decrease was offset by the amortization of a $0.6 million expense for purchased technology in the first quarter of fiscal 2000. We expect that we will continue committing significant resources to research and development to enhance and extend our core technology and product lines.* Although we are committed to controlling expenses in research and development, these expenses may increase in absolute dollars or as a percentage of total revenues.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs and general management. Also included are outside legal and accounting fees, corporate insurance expenses and allowance for doubtful accounts. General and administrative expenses remained relatively the same for both the three-month and six-month periods ended December 31, 1999, compared with the three-month and six-month periods ended December 31, 1998. We expect that general and administrative expenses may increase in the future with the hiring of additional personnel and possibly increased use of outside services.* Although we believe our allowance for doubtful accounts is adequate as of December 31, 1999, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*

Other Income, Net:

                                       For the three months ended                         For the six months ended
                                              December 31,                                      December 31,
                            ---------------------------------------------     ---------------------------------------------
(in thousands, except
 percentages)                       1999        Change               1998             1999        Change               1998
                            ------------     ----------      ------------     ------------     ----------      ------------

Other income, net...........       $ 330             (3%)           $ 341            $ 591            (40%)           $ 980
Percentage of revenues......           2%                               2%               2%                               3%

Other Income, Net.   Other income net consists primarily of interest income,
gain/loss on foreign exchange and miscellaneous bank charges. The decrease in other income, net was primarily due to the decrease in average levels of cash and cash equivalents resulting in lower interest income. Other contributing factors were an increase in the loss associated with foreign currency fluctuations.


Provision (Benefit) for Income Taxes:

                                      For the three months ended                          For the six months ended
                                             December 31,                                       December 31,
                            -------------------------------------------      ----------------------------------------------
(in thousands, except
 percentages)                       1999       Change              1998               1999        Change               1998
                            ------------    ----------     ------------      -------------     ----------      ------------

Provision (benefit) for
 income taxes...............       $  55            NM            $(798)             $ 254             NM             $(750)
Percentage of revenues......           0            NM              (5%)                1%             NM               (2%)

NM -- Not meaningful

Provision (Benefit) For Income Taxes. This includes federal, state and foreign income taxes. The effective tax rate was 48% for the three months ended December 31, 1998 and 49% for the six months ended December 31, 1998. The effective tax rate for the three months ended December 31, 1998 differs from the federal statutory rate primarily because of foreign taxes, state taxes and research and development tax credits. For the three months ended December 31, 1999, the provision for income taxes represents state and foreign taxes.

Year 2000 Readiness

Many currently installed computer systems and software products are coded to accept only two digit entries in their date code fields. As a result, software that records only the last two digits of a calendar year may not be able to distinguish whether "00" means 1900 or 2000. In addition, computer programs may fail to recognize February 29, 2000, as an exception to the calculation of leap years that occurs only once every 400 years. Residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations.

To date, we have not experienced any significant Year 2000 problems with our internal systems or our customers' systems. However, we are continuing to assess the extent to which our systems and products correctly evaluate date information ("Year 2000-compliant"). We have taken remedial action whenever we were able to identify any systems and products that were not Year 2000-compliant and expect that this activity will continue throughout fiscal 2000.*

Despite our having neither experienced or received reports of customer problems over the transition to the new calendar year, we can give no assurances that problems will not occur or that our products will continue to function properly when integrated with other products, including previously customized OSI software, third-party software and hardware. Our customers may still experience Year 2000 difficulties because of the noncompliance of other products that interoperate with our products. If our products are part of a system that is not able to manage and manipulate data related to the Year 2000, or if residual Year 2000 problems cause the failure of the technologies, software or systems necessary to operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. The results could have a material adverse effect on our business.*

We have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Our Year 2000 readiness efforts were undertaken by existing employees, and the associated costs were treated as normal operating expense. As of December 31, 1999, we estimate these costs were approximately $8.0 million. We do not expect to incur significant additional costs for our Year 2000 readiness program.* This does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of our business. We believe we have adequate general corporate funds to pay for any expected costs and expenditures related to Year 2000 readiness.*

We have provided our customers with limited assurances regarding those of our products that are Year 2000-compliant. Except as specifically provided for in our contracts and other limited, written assurances that we provided, we do not believe that we are legally responsible for costs that may be incurred by our customers to ensure the Year 2000 compliance of their software, systems and operations.* Our customer agreements typically contain provisions designed to limit our liability for these types of claims. However, it is possible that these provisions will not provide adequate protection from liability under applicable law or unfavorable judicial decisions.* Even if we have disclaimed responsibility for Year 2000 problems, our customers may nevertheless make claims against all suppliers of the component parts of their operating environment.* Any Year 2000 claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

Factors That May Affect Future Results

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

We typically receive a significant portion of our orders, and record the resulting revenue, in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected if anticipated revenues are not realized. We believe this pattern will continue.*

Our quarterly operating results have also varied and will continue to vary significantly from quarter to quarter based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in product demand; the number, timing and significance of new products and product enhancements by OSI and by our competitors; our ability to develop, introduce and market new and enhanced versions of our products in a timely manner; the mix of direct and indirect sales; our assessment of our allowance for bad debts; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

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

Key Personnel. Our future success depends, to a significant degree, on the continuing contributions of key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified employees is intense in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material adverse effect on our business condition.*

Growth. To compete effectively and manage future growth, we also need to improve our internal operational, financial and management information systems, procedures and controls in a timely manner to accommodate a growing number of transactions and customers. Management of future growth also means that we must expand, train, motivate and manage our workforce. We can give no assurances that our personnel, systems, procedures and controls will be adequate to support existing and future operations. The failure to improve operational, financial and management systems, or to expand, train, motivate and manage employees, could have a material adverse effect on our business.*

Product Defects. Software products as complex as those we offer are likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins.
This could result in delayed or lost revenue, loss of market share or failure to achieve market acceptance.* Any of these could have a material adverse effect on our business.

Competition. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with customer consolidation and resulting network operations convergence, rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition has increased and will continue to increase.* Additionally, some of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to acquire them from outside vendors. There can be no assurance that our current or potential competitors will not develop products that are comparable or superior to ours or that they will not be able to adapt more quickly than we are to new technologies, evolving industry trends or changes in customer requirements. If we are not able to compete successfully against current and future competitors, our business will be materially and adversely affected.

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

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside the United States, transactions in non-U.S. currencies are likely to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U.S. dollars whenever possible, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a material adverse effect on our business by making our pricing noncompetitive with products priced in local currencies.*

Reseller Relationships. A key element of our future business strategy is to develop relationships with leading companies that manufacture and market telecommunications equipment. Another key element of that strategy is to expand our system integrator and value-added reseller channels of distribution. We are currently investing, and plan to continue investing, significant resources to develop these relationships and channels of distribution.* We can give no assurances that we will be able to attract additional systems integrators and resellers that can market our products effectively. If we are unable to develop these relationships or if our partners are unable to market our products effectively, our business operating results and financial condition would be materially and adversely affected.*

Proprietary Technology. Our success and ability to compete depends in large part on our proprietary software technology. To protect our proprietary rights, we rely on a combination of various technical measures, as well as trade secret, copyright and trademark laws. We also rely on nondisclosure agreements and other contractual arrangements. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* We can give no assurances that the steps we have taken will prevent misappropriation of our technology. Our precautions may also prove insufficient to preclude competitors from developing products with functionality or features that are similar to those in our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, we can give no assurances that there will not be infringement claims in the future as the number of products and competitors in our industry increases. Any such claim, with or without merit, could be time-consuming, result in costly litigation and divert the attention of our technical and management personnel.* This could result in a material adverse impact on our business.*

Third-Party Software. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. We can give no assurances that this software will continue to be available to us or that, on expiration of our current agreements, renewals will be on commercially reasonable terms. Absence of these licenses could have a material adverse effect on our business.*

Based upon all of the above, we believe that our quarterly revenues and operating results may vary significantly in the future.* We also believe that period-to-period comparisons of results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, we believe that it is likely that our revenue or operating results will be below the expectations of public market analysts and investors in some future quarter.* If this occurs, the price of our Common Stock could be materially, adversely affected.*

Liquidity and Capital Resources

For the six months ended December 31, 1999, net cash provided by operations was $9.8 million compared with net cash used for operations of $4.0 million for the six months ended December 31, 1998. The increased level of cash was primarily due to the collection of accounts receivable during the quarter. During the period, net cash used for investing activities remained flat compared to the six-month period ended December 31, 1998. This resulted from increased purchases of short-term investments accompanied by a decrease in the purchases of property and equipment during the six-month period ended December 31, 1999. We currently expect to make capital expenditures of between $4.0 million and $6.0 million in the next twelve months, primarily for the purchase of computer equipment and related software. These purchases will be financed through current working capital and cash generated from operations.

In September of 1998, our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock. As of December 31, 1999, we had repurchased on the open market approximately 493,300 shares of our common stock at an average purchase price of $4.47, for a total cost of approximately $2.2 million. We may continue to repurchase shares in the future.*

As of December 31, 1999, we had working capital of approximately $26.4 million, including $40.4 million in cash, cash equivalents and short-term investments.
In addition, we have a $2.5 million unsecured revolving line of credit that expires in December 2002. Under our line of credit, borrowings bear interest at either (1) a fluctuating rate equal to the prime lending rate in effect or (2) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of December 31, 1999, we had not borrowed under our line of credit.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On December 31, 1999, our reserves for doubtful accounts and sales returns were $2.2 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

We intend to continue growing our operations.* In the six months ended December 31, 1999, we spent $1.6 million for capital items, principally computer equipment and leasehold improvements. We expect that capital expenditures will continue to be significant in fiscal 2000 and in the future.*

We believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $10.6 million on December 31, 1999. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $16.8 million on December 31, 1999. We do not use derivative financial investments in our short-term investment portfolio, we place our investments with high-quality issuers and, by policy, limit our credit exposure to any one issuer. We are adverse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on December 31, 1999, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.

Foreign Currency Exchange Rate Risk

As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our business, operating results and financial position.* Historically, our primary exposure has related to local currency expenses in Europe, and the Asia-Pacific region including Australia. The functional currencies of our foreign subsidiaries are local. A hypothetical 10% change in foreign currency rates would have an insignificant impact on our business, operating results and financial position.



PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.*

Reference is made to proceedings filed against OSI with the Bureau de Conciliation in Grasse, France, by Patric R. Olenezak a former employee of OSI, which is ongoing and previously disclosed in OSI's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

Item 6.        Exhibits and Reports on Form 8-K

(a)   Exhibits
10.1 Enterprise-Wide License Agreement between Registrant and Adelphia Communications Corporation dated December 20, 1999.*

10.2 Enterprise-Wide Professional Services Agreement between Registrant and Adelphia Communications Corporation dated December 20, 1999.

10.3 Severance Agreement of Jeffrey T. Boone.

10.4 Severance Agreement of Philip N. Cardman.

10.5 Severance Agreement of Lawrence F. Fiore.

10.6 Severance Agreement of Danny D. Line.

10.7 Severance Agreement of James T. Olsen.

27.1  Financial Data Schedule

(b)   Reports on Form 8-K

          None.

* Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  February 11, 1999         By:           /s/ Lawrence F. Fiore
                                      ------------------------------------------
                                      Lawrence F. Fiore, Chief Financial Officer

                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)