Form 10-Q
period 2000-03-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 2000-05-12
CIK 892191

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
   (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       or

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

Number of shares of registrant's common stock outstanding as of April 30, 2000:
36,731,286

================================================================================

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.

                               Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.........................................      3

          Condensed Consolidated Balance Sheets at March 31, 2000
          and June 30, 1999...................................................................      3

          Condensed Consolidated Statements of Operations for the three months
          and nine months ended March 31, 2000 and 1999.......................................      4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended March 31, 2000 and 1999.......................................................      5

          Notes to Condensed Consolidated Financial Statements................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................      8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...........................     16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................    17

Item 6.   Exhibits and Reports on Form 8-K.....................................................    17

          10.8    Master Software License Agreement Between Objective Systems
                  Integrators, Inc. and Sprint/United Management Company
          10.9    License Agreement No. 325 Between Objective Systems Integrators,
                  Inc. and VoiceStream Wireless Corporation
          10.10   Offer Letter of Bud Mullanix
          10.11   Severance Agreement of Bud Mullanix
          10.12   Indemnification Agreement of Bud Mullanix
          10.27   Financial Data Schedule

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements


                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                March 31,           June 30,
                                                                                  2000                1999
                                                                          -----------------     -----------------
                                                                             (unaudited)               (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................         $ 24,075              $ 15,811
  Short-term investments..................................................           16,667                15,771
  Accounts receivable (net of allowance of $2,280 and $1,865).............           17,396                17,251
  Prepaid expenses and other current assets...............................            1,719                 1,515
                                                                          -----------------     -----------------
     Total current assets.................................................           59,857                50,348
Property and equipment, net...............................................           10,047                11,319
Other assets, net.........................................................            3,017                 4,757
                                                                          -----------------     -----------------
     Total assets.........................................................         $ 72,921              $ 66,424
                                                                          =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................         $  5,945              $  5,822
  Accrued liabilities.....................................................            7,939                 6,662
  Deferred revenue........................................................           13,190                10,078
                                                                          -----------------     -----------------
     Total current liabilities............................................           27,074                22,562

Stockholders' equity:
  Common stock............................................................           93,098                86,703
  Accumulated other comprehensive income (loss)...........................             (987)                 (917)
  Accumulated deficit.....................................................          (46,264)              (41,924)
                                                                          -----------------     -----------------
     Total stockholders' equity...........................................           45,847                43,862
                                                                          -----------------     -----------------
     Total liabilities and stockholders' equity...........................         $ 72,921              $ 66,424
                                                                          =================     =================


(1) Information in this column is derived from OSI's audited consolidated balance sheet as of June 30, 1999.


See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                                March 31,                              March 31,
                                                  ---------------------------------      ---------------------------------
                                                        2000               1999               2000                1999
                                                  --------------      -------------      -------------      --------------
Revenues:
  License.........................................       $10,345           $  3,932            $24,938            $ 25,618
  Service and other...............................         7,024              7,106             21,514              20,963
                                                  --------------      -------------      -------------      --------------
     Total revenues...............................        17,369             11,038             46,452              46,581
                                                  --------------      -------------      -------------      --------------
Cost of revenues:
  License.........................................           533                460              1,571               1,394
  Service and other...............................         3,732              4,832             11,804              14,194
                                                  --------------      -------------      -------------      --------------
     Total cost of revenues.......................         4,265              5,292             13,375              15,588
                                                  --------------      -------------      -------------      --------------
Gross profit......................................        13,104              5,746             33,077              30,993
                                                  --------------      -------------      -------------      --------------
Operating expenses:
  Sales and marketing.............................         7,355              7,748             20,286              22,432
  Research and development........................         4,079              5,975             12,979              15,901
  General and administrative......................         1,743              1,916              4,835               5,062
                                                  --------------      -------------      -------------      --------------
     Total operating expenses.....................        13,177             15,639             38,100              43,395
                                                  --------------      -------------      -------------      --------------
Loss from operations..............................           (73)            (9,893)            (5,023)            (12,402)
                                                  --------------      -------------      -------------      --------------
Other income, net.................................           445                344              1,036               1,322
                                                  --------------      -------------      -------------      --------------
Income (loss) before income taxes.................           372             (9,549)            (3,987)            (11,080)
Provision for income taxes........................            98             23,947                353              23,197
                                                  --------------      -------------      -------------      --------------
Net income (loss).................................       $   274           $(33,496)           $(4,340)           $(34,277)
                                                  ==============      =============      =============      ==============
Earnings (loss) per share:
                                                  ==============      =============      =============      ==============
  Basic...........................................         $0.01             $(0.95)            $(0.12)             $(0.98)
                                                  ==============      =============      =============      ==============
  Diluted.........................................         $0.01             $(0.95)            $(0.12)             $(0.98)
                                                  ==============      =============      =============      ==============
Weighted-average shares outstanding:
                                                  ==============      =============      =============      ==============
  Basic...........................................        36,296             35,274             35,911              35,010
                                                  ==============      =============      =============      ==============
  Diluted.........................................        39,868             35,274             35,911              35,010
                                                  ==============      =============      =============      ==============

See notes to condensed consolidated financial statements.

                      OBJECTIVE SYSTEMS INTEGRATORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                           ---------------------------------------
                                                                                        2000                  1999
                                                                           -----------------       ---------------

Cash flows from operating activities:
  Net loss.................................................................          $(4,340)             $(34,277)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization...........................................            5,806                 6,186
          Deferred income taxes............................................               --                22,329
          Stock compensation expense.......................................               --                   186
   Loss on disposal of fixed assets........................................               40                   114
   Effect of changes in:
          Accounts receivable..............................................             (158)                5,417
          Prepaid expenses, other current assets and other assets..........             (206)                 (168)
          Accounts payable.................................................              (89)                 (246)
          Accrued liabilities..............................................            1,539                  (743)
          Deferred revenue.................................................            3,112                 1,743
                                                                           -----------------       ---------------
              Net cash provided by operating activities....................            5,704                   541
                                                                           -----------------       ---------------
Cash flows from investing activities:
   Sales (purchases) of short-term investments.............................             (896)                1,167
   Purchases of property and equipment.....................................           (2,785)               (2,700)
   Purchases of other assets...............................................             (154)               (2,819)
   Proceeds from sales of property.........................................               --                   702
                                                                           -----------------       ---------------
              Net cash used for investing activities........................           (3,835)               (3,650)
                                                                           -----------------       ---------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.............................            6,395                 1,692
   Purchase of treasury stock..............................................               --                (2,208)
                                                                           -----------------       ---------------
              Net cash provided by (used for) financing activities.........            6,395                  (516)
                                                                           -----------------       ---------------
Effect of exchange rate changes on cash....................................               --                   165
                                                                           -----------------       ---------------
              Net increase (decrease) in cash and cash equivalents.........            8,264                (3,460)
Cash and cash equivalents:
   Beginning of the period.................................................           15,811                24,568
                                                                           -----------------       ---------------
   End of the period.......................................................         $ 24,075              $ 21,108
                                                                           =================       ===============

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


2.  Earnings (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares are the incremental common shares that could be issued (using the treasury stock method) following the exercise of stock options. Common equivalent shares outstanding are not included in the net loss per share calculations in loss periods as their inclusion would have the effect of showing a smaller loss per share.


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


                                                      For the Three Months                   For the Nine Months
                                                         Ended March 31,                        Ended March 31,
                                             ------------------------------------     -----------------------------------
(in thousands)                                      2000               1999                2000                1999
                                                    ----               ----                ----                ----
Net income (loss)                                   $ 274            $(33,496)            $(4,340)           $(34,277)
Foreign currency translation gains (losses)          (128)                313                 (70)                270
                                             ----------------     ---------------     ---------------     ---------------
Total comprehensive income (loss)                   $ 146            $(33,183)            $(4,410)           $(34,007)
                                             ================     ===============     ===============     ===============

4.    Accounting for Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its fair value. It requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. It also requires that companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively. We do not expect that it will have a material effect on our financial position or results of operations.

5.    Segment and Geographic Information

We adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 establishes standards for reporting information in our financial statements about operating segments. Operating segments are components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker, or decision making group, in deciding resource allocations and in assessing performance. Our chief operating decision makers are our Co-Chief Executive Officers. We conduct our business in one business segment. While our Co-Chief Executive Officers evaluate results in a number of different ways, they generally assess financial performance and allocate resources based on product lines rather than any other measure.

For the quarter ended March 31, 2000, we had two customers that each accounted for more than 10% of our revenues. For the nine months ended March 31, 2000, we had one customer that accounted for more than 10% of our revenues. For the quarter ended March 31, 1999, we had one customer that accounted for more than 10% of total revenues.

The accounting policies related to our product lines are the same as those described in our form 10-K for the fiscal year ended June 30, 1999.

The following table presents a summary of geographic information:

                                                         For the Three Months                For the Nine Months
                                                            Ended March 31,                     Ended March 31,
                                                ---------------------------------------- ----------------------------------
(in thousands)                                          2000                1999                2000              1999
                                                       -------             -------             -------            ----
Revenues:
  United States.................................       $12,161             $ 5,768             $29,782              $24,820
  Europe........................................         2,928               1,395               7,389                6,645
  Asia and Pacific Rim..........................         2,027               2,359               6,922                8,154
  Latin America.................................           253                 895               1,964                5,356
  Other.........................................            --                 621                 395                1,606
                                                --------------      --------------      --------------       --------------
    Total.......................................       $17,369             $11,038             $46,452              $46,581
                                                ==============      ==============      ==============       ==============

                                                               At March 31
                                                ----------------------------------
                                                        2000                1999
                                                       ------              ------
Long-lived assets:
  United States.................................       $11,608             $15,481
  Europe........................................           162                 165
  Asia and Pacific Rim..........................         1,294               1,695
                                                --------------      --------------
    Total Consolidated..........................       $13,064             $17,341
                                                ==============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause our actual results of or the evolution of our marketplace to differ materially from what is expressed or implied. These risks include, but are not limited to general macro and micro economic conditions; governmental policies on telecommunications deregulation, consolidation and ownership; concentrations of products, competitors and customers; our ability to grow sales; ability to grow our customer support and development organizations; competition and technological change in our industry, both in terms of our customers and our competitors; protection of intellectual property, particularly in certain international markets; dependence on third-party relationships; risk of product defects; fluctuations of quarterly results; and retention of key personnel. Additional information can be found in Item 1, Notes to Condensed Consolidated Financial Statements, throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 3, Quantitative and Qualitative Disclosure About Market Risk.

Overview

OSI develops, markets and sells software products that manage communications networks for voice and e-services in the evolving communications market. Our operations support system (OSS) frameworks and applications software is designed to operate under the umbrella of our Unified Management Architecture(TM) ("UMA(TM)"), which provides the blueprint for integrating the management of our customer's communications networks, services, applications, and processes. As of March 31, 2000, we had directly or indirectly licensed our products to more than 250 customers around the world.

We were founded in June of 1989 and began shipments of our NewExpert(R) product line in August of 1990. In fiscal 1999, we announced our next-generation products: NetExpert Virtual Service Management(TM) ("VSM(TM)") and NetExpert Virtual Process Management(TM) ("VPM(TM)") frameworks and NetExcel(TM) solution series. We delivered this initial set of products integrated under UMA in fiscal 2000.


Revenue from licenses, service and support of our NetExpert product line has accounted for substantially all of our revenues since we were founded. A typical NetExpert sale generally includes a combination of license fees, fees for professional services, and fees for customer support and training. We believe that substantially all of our revenues for the foreseeable future will be derived from the license, service, and support of our NetExpert product line.* In addition, a significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and may in the future cause, material fluctuations in our revenues and operating results, particularly on a quarterly basis.* As a consequence, we believe that period-to-period comparisons of revenue and results of operations are not necessarily meaningful and that quarterly revenues should not be relied on as an indicator of future performance.*

We distribute and sell our products to end-users in North America primarily through a direct sales organization. Outside of North America, we sell through systems integrators, local value-added resellers and, to a lesser extent, an in-region direct sales force. We intend to continue growing our sales and support operations by expanding our direct sales force, opening new in-region offices, adding value-added resellers, and pursuing additional strategic relationships.* See further discussion in the "Results of Operations" section below.

For the third quarter of fiscal 2000, we had a net profit of $0.3 million compared with a net loss of $33.5 million for the same period in fiscal 1999. Some of the factors that contributed to this result are described in the following "Results of Operations" section. We are following a strategy aimed at meeting the service management, network management, and process integration needs of communications services providers. In fiscal 1998 and 1999, we placed heavy emphasis on development of new products that can be integrated under our Unified Management Architecture. In fiscal 2000, we are continuing to 1) launch our new product lines, 2) build stronger sales and customer interface organizations, and 3) forge new strategic alliances while strengthening our existing relationships.* While we believe this strategy is helping us grow our revenues and backlog of orders, we can give no assurances that this strategy will continue to be successful.* Some orders we include in our backlog may be cancelled without significant penalty.

Results of Operations

Revenues:

                                           For the three months ended                     For the nine months ended
                                                    March 31,                                     March  31,
                                    --------------------------------------        ----------------------------------------
(in thousands, except
 percentages)                          2000         Change          1999            2000           Change         1999
                                    ---------      ---------      --------        ---------      ---------      ---------
License.....................          $ 10,345       163%         $  3,932        $ 24,938          (3%)           $ 25,618
Percentage of revenues......               60%                         36%             54%                              55%
Service and other...........          $  7,024       (1%)         $  7,106        $ 21,514           3%            $ 20,963
Percentage of revenues......               40%                         64%             46%                              45%
Total revenues..............          $ 17,369       57%          $ 11,038        $ 46,452          (0%)           $ 46,581


Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support, and training. The increase in total revenues for the three-month ended March 31, 2000, compared with the three-month period ended March 31, 1999, resulted primarily from an increase in orders related to the introduction of our new products. Total revenues remained flat for the nine-months ended March 31, 2000, compared to the nine-month period ended March 31, 1999. List prices for our products and services did not change significantly during the comparison periods. However, we have instituted a new pricing model that provides our customers with additional choices when licensing our software. This change could negatively impact our short-term revenues if we are not able to attract sufficient volume to offset our lower entry prices.*

License Revenues. Software licenses have historically been granted and priced on a per-server basis, although we have granted site, networkwide or enterprisewide licenses for larger installations. Our new pricing model is based on product performance and usage levels. It is designed to provide our customers with greater flexibility when selecting and licensing our products.* We generally recognize license revenues when a noncancellable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We also recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on ratios that measure the work completed relative to the total project work to be done. Although our license agreements typically do not provide for a right of return, we maintain reserves for returns and potential credit losses.

License revenues increased in absolute dollars and as a percentage of total revenues for the three-month period ended March 31, 2000, compared with the three-month period ended March 31, 1999. This increase was due to an increase in orders from both new and existing customers. License revenues remained relatively flat for the nine-month period ended March 31, 2000, compared with the nine-month period ended March 31, 1999. We are continuing to increase the size and competency of our direct sales force and to build relationships with current and new distribution channel partners. We added additional sales staff during the third fiscal quarter and expect to continue doing so during the fourth fiscal quarter.* However, given the significant number of new products we have introduced, the need to train our sales and support personnel in those products and the relatively short average tenure of our direct sales force, historic per-salesman productivity rates will be difficult to achieve in the near term.*

Services and Other Revenues. We recognize revenues for training, consulting and professional services as the services are performed and acceptance criteria are met. We offer support contracts to our customers. These contracts provide telephone support, updates and maintenance of our products during the support period. Revenues from our support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally
made in advance and are nonrefundable.   Services and other revenues remained
relatively flat for the three-month period ended March 31, 2000, compared with the three-month period ended March 31, 1999. The growth in our service and other revenues in the nine-month period ended March 31, 2000, compared with the nine-month period ended March 31, 1999, is due to an increased level of professional services and project completion during the current fiscal year.

We expect that services and other revenues will continue to represent a significant portion of our total revenues in future periods.* We anticipate continued demand for professional services in connection with the licensing of our products, renewal of existing support contracts and incremental support revenues, attributable to a growing installed base.* We also believe that historic growth rates for services and other revenues should not be relied on as an indication of future growth rates.*

International Revenues.   Revenues from outside the United States represented
30% and 48% of total revenues for the three months ended March 31, 2000, and 1999, respectively. Revenues from outside of the United States represented 36% and 47% of total revenues for the nine months ended March 31, 2000, and 1999, respectively. The decrease in international revenues as a percentage of total revenues was mainly caused by our receipt of a large order from one North American customer during the three month period ended March 31, 1999.

The European communications market is growing, as privatization in the region continues to create a more competitive service provider market. We have been building our European operations in anticipation of the opportunity for increased business in this market and expect to continue doing so for the remainder of the fiscal year.*

We also expect that our international revenues will continue to account for a material portion of our total revenues in future periods.* International business involves a number of inherent risks, including longer receivable collection periods, greater difficulty in collections, fluctuations in the real cost of services given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs and other trade barriers. In addition, access to foreign markets is sometimes difficult due to the established relationships between government-owned or government-controlled communications providers and local suppliers of communications products. As a result, we may not be able to continue penetrating international markets successfully. In addition, we cannot give assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results and financial condition.*

Cost of Revenues:

                                           For the three months ended                               For the nine months ended
                                                    March 31,                                               March 31,
                                ----------------------------------------------        ---------------------------------------------
(in thousands, except
 percentages)                       2000           Change              1999               2000             Change           1999
                                -----------      -----------       -----------        -----------        -----------     ----------
Cost of license revenues.....      $    533           16%            $   460           $  1,571              13%          $  1,394
Percentage of revenues.......            3%                               4%                 4%                                 3%
Cost of service and other....      $  3,732          (23%)           $ 4,832           $ 11,804             (17%)         $ 14,194
Percentage of revenues.......           21%                              44%                25%                                30%
Total cost of revenues.......      $  4,265          (19%)           $ 5,292           $ 13,375             (14%)         $ 15,588
Percentage of revenues.......           25%                              48%                29%                                33%
Gross profit.................      $ 13,104          128%            $ 5,746           $ 33,077               7%          $ 30,993
Percentage of revenues.......           75%                              52%                71%                                67%

Cost of License Revenues. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, and related labor costs. For the three months ended March 31, 2000, compared with the three months ended March 31, 1999, cost of license revenues increased as a result of the increase in our license revenues. For the nine months ended March 31, 2000, compared with the nine months ended March 31, 1999, cost of license revenues increased due to higher than normal costs related to amortization of capitalized third party software in the three-month period ended September 30, 1999.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of personnel costs related to the professional services and maintenance services we provide in connection with our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs and overhead. Our cost of service and other revenues decreased for both the three-month and the nine-month periods ended March 31, 2000, compared with the three-month and nine-month periods ended March 31, 1999. This decrease was primarily due to reduced headcount and associated personnel and overhead costs. Facilities costs were also decreased as a result of reduced leasing expenses. However, the decrease was offset to a certain extent by increased outside labor costs for services performed on customer projects. Costs of services performed for maintenance services remained flat in both three-month and nine-month comparison periods. We believe that, in the future, the cost of service and other revenues may increase in absolute dollars if additional headcount or outside services are required.*

Gross profit increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, as a result of increased license revenues and decreased professional services costs. Gross profit increased for the nine months ended December 31, 2000, as compared with the nine months ended March 31, 1999, primarily due to decreased costs in our professional services organization. We expect to continue maintaining a gross profit in our professional services segment.* However, if our costs of providing services were to increase faster than our services revenues, losses could occur in the future.*


Operating Expenses:

                                            For the three months ended                                For the nine months ended
                                                     March 31,                                                March 31,
                                ---------------------------------------------       ----------------------------------------------
(in thousands, except
 percentages)                       2000            Change            1999               2000            Change           1999
                                -----------      -----------      -----------        -----------      --------------    ----------


Sales and marketing...........   $  7,355            (5%)          $  7,748            $ 20,286           (10%)            $ 22,432
Percentage of revenues........         42%                               70%                 44%                                 48%
Research and development......   $  4,079           (32%)          $  5,975            $ 12,979           (18%)            $ 15,901
Percentage of revenues........         24%                               54%                 28%                                 34%
General and administrative....   $  1,743            (9%)          $  1,916            $  4,835            (4%)            $  5,062
Percentage of revenues........         10%                               17%                 10%                                 11%
Total operating expenses......   $ 13,177           (16%)          $ 15,639            $ 38,100           (12%)            $ 43,395
Percentage of revenues........         75%                              141%                 82%                                 93%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries, commissions and bonuses for sales and marketing personnel, facilities costs associated with sales and customer support offices, promotional expenses and contract administration. These expenses decreased for the three months ended March 31, 2000, compared with the three months ended March 31, 1999. Sales and marketing expenses also decreased for the nine months ended March 31, 2000, compared with the nine months ended March 31, 1999. The decrease in sales and marketing costs for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, is the result of restructuring costs incurred during the third quarter of fiscal year 1999. The decrease in costs for the nine-month period ended March 31, 2000, compared to the same period in fiscal year 1999, is a result of decreased headcount for sales and marketing. Marketing costs also decreased because we discontinued the services of various outside vendors. We also reduced travel, facilities, telephone and computer related expenses during the period. We expect that sales and marketing expenses in future periods will increase both in absolute dollars and as a percentage of revenues due to our active hiring program and to agreements with various partners who are involved in the marketing of our products.*

Research and Development. Research and development expenses consist mainly of personnel costs for product research, development and quality assurance. Research and development expenses decreased for the three months ended March 31, 2000, compared with the three months ended March 31, 1999. Research and development expenses also decreased for the nine months ended March 31, 2000, compared with the nine months ended December 31, 1999. Decreases in both comparison periods resulted from reductions in headcount and related expenses, such as travel and computer operations. We expect that we will continue committing significant resources to research and development to enhance and extend our core technology and product lines.* Although we are committed to controlling expenses in research and development, these expenses may increase in absolute dollars or as a percentage of total revenues.*

General and Administrative. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs and general management. Also included are outside legal and accounting fees, corporate insurance expenses and allowance for doubtful accounts. General and administrative expenses decreased in both the three-month and nine-month periods ended December 31, 2000, compared with the three-month and nine-month periods ended December 31, 1999. The relative decrease relates to an additional reserve for doubtful accounts we established in the third fiscal quarter of 1999. We expect that general and administrative expenses may increase in the future with the hiring of additional personnel and possible increased use of outside services.* Although we believe our allowance for doubtful accounts is adequate as of March 31, 2000, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*

Other Income, Net:

                                 For the three months ended                     For the nine months ended
                                         March 31,                                     March 31,
                                ----------------------------         ---------------------------------------------
(in thousands, except
 percentages)                    2000       Change     1999             2000            Change             1999
                                -------    ------    -------          -------           -------          -------


Other income, net...........     $ 445        29%       $344            $1,036           (22%)             $1,322
Percentage of revenues......        3%                    3%                2%                                 3%

Other Income, Net.   Other income net consists primarily of interest income,
gains or losses on foreign exchange, and miscellaneous bank charges. The increase in other income, net was primarily due to the increase in average levels of cash for the quarter resulting in higher interest income. However, other income, net decreased in the nine-month comparison period primarily due to the lower average levels of cash and cash equivalents during the first six months of the current fiscal year as compared to the first six months of the previous fiscal year. In addition, there was an increase in the loss associated with foreign currency fluctuations during the nine-month period ended March 31, 2000.

Provision for Income Taxes:

                                        For the three months ended          For the nine months ended
                                                 March 31,                           March 31,
                                   ---------------------------------     --------------------------------
(in thousands, except
percentages)                         2000       Change        1999         2000       Change        1999
                                   --------     -------     --------     --------     -------     --------
Provision for
income taxes...............          $98         (100%)      $23,947        $353        (98%)      $23,197
Percentage of revenues......          1%            NM          217%          1%          NM           50%

NM -- Not meaningful

Provision For Income Taxes. Provision for income taxes includes federal, state and foreign income taxes. For the period ended March 31, 1999, we had a $27.4 million charge for a valuation allowance related to our deferred income tax asset. This allowance was established in accordance with the guidelines in SFAS No. 109, Accounting for Income Taxes. For the three months and nine months ended March 31, 2000, the provision for income taxes represents state and foreign taxes.

Year 2000 Readiness

To date, we have not experienced any significant Year 2000 problems with our internal systems or our customers' systems. However, we continue to assess the extent to which our systems and products correctly evaluate date information ("Year 2000-compliant"). We have taken remedial action whenever we were able to identify any systems and products that were not Year 2000-compliant and expect to continue monitoring this area throughout the remainder of the fiscal year.*

Despite having neither experienced or received reports of customer problems over the Year 2000 transition, we can give no assurances that problems will not occur or that our products will continue to function properly when integrated with other third-party products. If our products are part of a system that is not able to manage and manipulate data related to the Year 2000,or if residual Year 2000 problems cause the failure of the technologies, software or systems necessary to operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. The results could have a material adverse effect on our business.*

We have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Our Year 2000 readiness efforts were undertaken by existing employees, and the associated costs were treated as normal operating expense. As of March 31, 2000, we estimate these costs were approximately $8.0 million. This does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of our business. We do not expect to incur significant additional costs for our Year 2000 readiness program and believe we have adequate general corporate funds to pay for any expected costs or expenditures related to Year 2000 readiness.*

We have provided our customers with limited assurances regarding those of our products that are Year 2000-compliant. Except as specifically provided for in our contracts and other limited, written assurances that we provided, we do not believe that we are legally responsible for costs that may be incurred by our customers to ensure the Year 2000 compliance of their software, systems and operations.* Our customer agreements typically contain provisions designed to limit our liability for these types of claims. However, it is possible that these provisions will not provide adequate protection from liability under applicable law or unfavorable judicial decisions.* Even if we have disclaimed responsibility for Year 2000 problems, our customers may nevertheless make claims against all suppliers of the component parts of their operating environment.* Any Year 2000 claims, whether with or without merit, could result in a material adverse effect on our business, financial condition and results of operations.*

Factors That May Affect Future Results

Quarterly Results. Our quarterly operating results have varied significantly in the past and can be expected to vary significantly in the future.* The fluctuation in quarterly license revenues is caused by the timing of large orders by our customers, including global telecommunication providers and new, emerging communication service providers. Orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when they will be received.* We expect that quarterly license revenues will continue to vary significantly depending on the timing of our orders.* The failure to obtain a large order during any given reporting period, for whatever reason, would have a material adverse effect on our business.

We typically receive a significant portion of our orders, and record the resulting revenue, in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results can be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected if anticipated revenues are not realized. We believe this customer buying pattern will continue.*

Our quarterly operating results have also varied and will continue to vary significantly from quarter to quarter based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in product demand; the number, timing and significance of new products and product enhancements by us and by our competitors; our ability to develop, introduce and market new and enhanced versions of our products in a timely manner; the mix of direct and indirect sales; our assessment of our allowance for doubtful; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

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

Key Personnel. Our future success depends, to a significant degree, on the continuing contributions of key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified employees is intense in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of our customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material adverse effect on our business condition.*

Growth. To compete effectively and manage future growth, we also need to improve our internal operational, financial and management information systems, procedures and controls in a timely manner. Management of future growth also means that we must expand, train, motivate and manage our workforce. We can give no assurances that our personnel, systems, procedures and controls will be adequate to support existing and future operations. The failure to improve operational, financial and management systems, or to expand, train, motivate and manage employees, could have a material adverse effect on our business.*

Product Defects. Software products as complex as those we offer are likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins.
This could result in delayed or lost revenue, loss of market share or failure to achieve market acceptance.* Any of these could have a material adverse effect on our business.

Competition. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with customer consolidation and resulting network operations convergence, rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition has increased and will continue to increase.* Additionally, some of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to acquire them from outside vendors. There can be no assurance that our current or potential competitors will not develop lower-cost products that are comparable or superior to ours or that they will not be able to adapt more quickly than we are to new technologies, evolving industry trends or changes in customer requirements. If we are not able to compete successfully against current and future competitors, our business will be materially and adversely affected.

International Business. We expect that our international business will continue to account for a significant portion of total revenues in future periods.* We intend to continue expanding our operations outside of North America.* This will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect our operating margins if the investments are not accompanied by sufficient revenue growth.

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside the United States, transactions in non-U.S. currencies are likely to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U.S. dollars whenever possible, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a material adverse effect on our business by making our pricing noncompetitive with products priced in local currencies.*

Reseller Relationships. A key element of our business strategy is to expand our distributor, systems integrator and value-added reseller channels. We are currently investing, and plan to continue investing, significant resources to develop these channels of distribution.* We can give no assurances that we will be able to attract partners who can market our products effectively. If we are unable to develop these relationships or if our partners are unable to market our products effectively, our business operating results and financial condition would be materially and adversely affected.*

Proprietary Technology. Our success and ability to compete depends in large part on our proprietary software technology. To protect our proprietary rights, we rely on a combination of various technical measures, as well as trade secret, copyright and trademark laws. We also rely on nondisclosure agreements and other contractual arrangements. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* The steps we have taken may be insufficient to prevent misappropriation of our technology. Our precautions may not preclude competitors from developing products with functionality or features that are similar to those in our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, infringement claims may arise in the future as the number of products and competitors in our industry increases. Any such claim, with or without merit, could be time-consuming, result in costly litigation and divert the attention of our technical and management personnel.* This could result in a material adverse impact on our business.*

Third-Party Software. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. The continued availability of this software cannot be assured. Nor can we give assurances that, on expiration of our current agreements, renewals will be on commercially reasonable terms. Absence of these licenses could have a material adverse effect on our business.*

Based upon all of the above, we believe that our quarterly revenues and operating results may vary significantly in the future.* We also believe that period-to-period comparisons of results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, we believe that it is likely that our revenue or operating results will be below the expectations of public market analysts and investors in some future quarter.* If this occurs, the price of our Common Stock could be materially, adversely affected.*

Liquidity and Capital Resources


For the nine-month period ended March 31, 2000, cash and cash equivalents increased by $8.3 million compared to a decrease of $3.5 million for the nine-month period ended March 31, 1999. Net cash provided by operations was $5.7 million compared to $0.05 million for the nine-month period ended March 31, 1999. During the period, net cash used for investing activities remained flat compared to the nine-month period ended March 31, 1999. This resulted from increased purchases of short-term investments accompanied by a decrease in the purchases of property and equipment during the nine-month period ended March 31, 2000. Cash provided by financing activities was $6.4 million. This change resulted from the exercise of employee stock options. We currently expect to make capital expenditures of between $4.0 million and $6.0 million in the next twelve months, primarily for the purchase of computer equipment and related software.* These purchases will be financed through current working capital, cash generated from operations and cash provided by financing activities.

In September of 1998, our Board of Directors authorized a stock repurchase program under which we could purchase up to 1,000,000 shares of our common stock. As of March 31, 2000, we had repurchased on the open market approximately 493,300 shares of our common stock at an average purchase price of $4.47, for a total cost of approximately $2.2 million. We may continue to repurchase shares in the future.*

As of March 31, 2000, we had working capital of approximately $32.8 million, including $40.7 million in cash, cash equivalents and short-term investments. In addition, we have a $2.5 million unsecured revolving line of credit that expires in December 2002. Under our line of credit, borrowings bear interest at either
(a) a fluctuating rate equal to the prime lending rate in effect, or (b) a fixed rate that is 2% above the London Inter-Bank Offered Rate. As of March 31, 2000, we had not borrowed under our line of credit.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* On March 31, 2000, our reserves for doubtful accounts and sales returns were $2.3 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

We intend to continue growing our operations.* In the nine months ended March 31, 2000, we spent $2.8 million for capital items, principally computer equipment and leasehold improvements. We expect that capital expenditures will continue to be significant in fiscal 2000 and in the future.*

We believe that our cash balances and cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months.* Thereafter, if cash generated from operations cannot satisfy our working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $21.7 million on March 31, 2000. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $16.7 million on March 31, 2000. We do not use derivative financial investments in our short-term investment portfolio. We place our investments with high-quality issuers and, by policy, limit our credit exposure to any one issuer. We are adverse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on March 31, 2000, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.

Foreign Currency Exchange Rate Risk

As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our business, operating results and financial position.* Historically, our primary exposure has related to local currency expenses in Europe and the Asia-Pacific region, including Australia. The functional currencies of our foreign subsidiaries are local. A hypothetical 10% change in foreign currency rates would have an insignificant impact on our business, operating results and financial position.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against OSI. However, any litigation involving OSI, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against OSI, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition or operating results.*

Reference is made to proceedings filed against OSI with the Bureau de Conciliation in Grasse, France by Patric R. Olenczak, a former employee of OSI, which is ongoing and previously disclosed in OSI's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.8  Master Software License Agreement Between Objective Systems
      Integrators, Inc. and Sprint/United Management Company*
10.9  License Agreement No. 325 Between Objective Systems Integrators,

       Inc. and VoiceStream Wireless Corporation*
10.10  Offer Letter of Bud Mullanix
10.11  Severance Agreement of Bud Mullanix
10.12  Indemnification Agreement of Bud Mullanix
27     Financial Data Schedule

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

                                      OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:  May 12, 2000                  By: /s/ Lawrence F. Fiore
                                         -------------------------------
                                      Lawrence F. Fiore, Chief Financial Officer

                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)