Form 10-K
period 2000-06-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 2000-09-27
CIK 892191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                               101 PARKSHORE DRIVE
                            FOLSOM, CALIFORNIA 95630
           (Address of principal executive office, including zip code)

                                 (916) 353-2400
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X           No
                                              -----           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 2000, as reported on The Nasdaq Stock Market, was approximately $215,874,902. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2000, the registrant had outstanding 37,107,412 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2000.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.                                                                     PAGE

Item 1.           Business ...............................................   1
Item 2.           Properties..............................................   9
Item 3.           Legal Proceedings.......................................  10
Item 4.           Submission of Matters to a Vote of Security Holders ....  10
Item 4A.          Executive Officers of the Registrant....................  10

PART II.

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters ..........................  12
Item 6.           Selected Financial Data ................................  12
Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........  13
Item 7a.          Quantitative and Qualitative Disclosure
                  About Market Risk ......................................  22
Item 8.           Financial Statements and Supplementary Data.............  23
Item 9.           Changes in and Disagreements with
                    Accountants on Accounting and Financial Disclosure....  23

PART III.

Item 10.          Directors and Executive Officers of the
                    Registrant ...........................................  23
Item 11.          Executive Compensation .................................  23
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management.................................  23
Item 13.          Certain Relationships and Related Transactions .........  23

PART IV.

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K...................................  24
                  Signatures..............................................  27

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause the actual results of Objective Systems Integrators, Inc. ("OSI") or its industry to differ materially from those that are expressed or implied. Additional information regarding these risks (including, but not limited to, concentration of product and customers; growth of sales, customer support, and development organizations; competition and technological change in the industry; international licensing; dependence on third party relationships; risk of product defect; fluctuations of quarterly results; and retention of key personnel) can be found throughout Item 1 Business, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7a Quantitative and Qualitative Disclosure About Market Risk.

GENERAL

We develop, market, and sell software that manages communications networks for voice and e-services in the evolving communications market. Our company was founded in 1989 to help telecommunications companies simplify the management of their large-scale telephony networks. Since then, we have evolved our product line to meet the changing needs of communication service providers, who are increasingly focused on communications that use Internet technologies. As a result of enhancements to our existing products and new products that we have introduced during the past year, our NETeXPERT(R)1 family of management software allows our customers to compete more successfully in the growing markets for Internet-based communications services, such as wireless data and voice-over-Internet-protocol. Our target markets include established and emerging providers of long-distance and local voice services, Internet service providers, application service providers, companies that host Web-based services, and other next-generation communications service providers. We differ from many of our competitors in that we provide software for managing not just a single network function but a broad range of functions essential to delivering and monitoring high-quality communications services. Our products are designed to help our customers adapt continuously to changing business directions and technologies, while minimizing service disruptions, wasted or duplicate software investments, and costly customization. To accomplish this, our products have been built on our Unified Management Architecture ("UMA"), which provides the built-in flexibility to create a single integrated management system that accommodates equipment and software from different vendors, using diverse standards and protocols.

Given the increasing complexity of the environments they manage, communication service providers are recognizing the need for streamlined, automated systems. Building on our UMA, we have continued to extend our product line to facilitate the ability of our customers to manage and automate their business processes from end to end. In fiscal 2000, we added easy-to-use visual controls to NETeXPERT Virtual Service Management ("VSM"), our network operations support system framework, to boost operator productivity. In the first quarter of fiscal 2001, we released NETeXSIGHT, a package that, with the help of visual tools, will allow users to automate the management of quality (network fault and performance) in networks based on the Internet Protocol ("IP").* Internet Protocol describes software that tracks the Internet addresses of nodes, routes, outgoing messages, and recognizes incoming messages. We believe that this entry-level product, which has been designed to be implemented without complex programming,

------------------------------
1Please note the following trademarks we claim for our company and its products:
Objective Systems Integrators(TM), NETeXPERT(R), NETeXPERT(R) Virtual Business Management (TM) (VBM(TM)), NETeXPERT(R) Virtual Process Management (TM) (VPM(TM)), NETeXPERT(R) Virtual Service Management(TM) (VSM(TM)), NETeXEL(TM), FM eXEL(TM) CM eXEL(TM), AM eXEL(TM), PM eXEL(TM), NETeXEC(TM), ASP eXEC(TM), DSL eXEC(TM), GPRS eXEC(TM), IP eXEC(TM), CIRCUIT eXEC(TM), MOBILE eXEC(TM), VIRTUAL eXEC(TM), NETeXTEND(TM), NETeXSIGHT(TM), Unified Management Architecture(TM), (UMA(TM)), Reference Platform Model(TM), CORBA Access(TM), DataArchiver(TM), DBSync(TM, IDEAS(TM), NXRI(TM), Peer-to-Peer(TM) Server, Replica(TM), Visual Agent (TM), and WebOperator(TM).

will position us to take advantage of new opportunities in the fast-growing ASP and ISP markets.* We also believe that this product direction -- management software for IP markets -- will benefit our installed base, most of whom have begun to offer next-generation wireless and data services along with traditional services based on wireless and wireline technologies.*

INDUSTRY BACKGROUND

A DIVERSE MARKET FOCUSED ON INTERNET TECHNOLOGY. We believe that the most significant trend over the past 12 months has been the consolidation of services around Internet technologies, which involves data transmitted in "packets" that are reassembled at the destination. Networks based on IP can handle the huge volumes of data traffic needed for today's most popular services and applications, in the text- and-graphics-rich formats that appeal to both individuals and businesses.* With market share as the prize, communication service providers have invested large amounts of capital in new equipment and software to get services to market. As communication service providers see these outlays cutting into their ability to sustain high growth rates and profitability, they are increasingly motivated to find ways to control their costs.

IP-based networks provide access to new markets and the promise of additional revenues. They also create the need to manage many more network resources in a far more challenging environment than traditional voice networks. IP providers must manage thousands -- even millions -- of network resources. Unlike the physical circuits created for voice calls that travel over copper wire, packets of IP data follow random "virtual" paths. This makes it more difficult to locate the source of problems and to repair them quickly. It also makes it more difficult to guarantee quality of service, a high priority with business customers. In addition, most providers offer other kinds of services along with IP, such as wireline and wireless voice. This, in turn, adds the challenge of simultaneously managing different technologies. These factors, coupled with consumer demand for greater bandwidth and guaranteed levels of service, make the old ways of managing separate parts and functions of a network inefficient, cumbersome, and expensive. To succeed in today's environment, communication service providers need streamlined, integrated operations support systems ("OSS") for automating their business processes from end to end.

THE CHANGING ROLE OF MANAGEMENT SYSTEMS IN COMMUNICATIONS. Because of the recent changes in the industry, communication service providers must now manage far more than just basic network functions (fault, configuration, accounting, and performance) for a heterogeneous network.* First, the convergence of providers, which has been an ever-increasing part of the communications landscape, has meant that basic network functions must often be managed across different technologies. Second, to improve their ability to compete, the surviving providers are finding that they now need to coordinate OSSs - the systems that manage their network operations - with the software systems that manage their customer services. The result is a move toward integration of service delivery, service assurance, and service usage functions.2* Finally, the most progressive communication service providers are learning that they can maximize their advantage by integrating their OSS systems with their overall business processes and long-term goals.* Neither legacy OSSs developed before speed and flexibility became paramount, nor point solutions, which typically manage only a single function such as fault or performance, can meet this challenge. Lacking a flexible, open architecture, they neither integrate easily with other systems nor expand sufficiently to meet the requirements of the Internet era. More important, they lack the means to modify and improve business processes efficiently or to combine this ability with other network management functions.

THE HIDDEN COSTS OF EXPLOSIVE GROWTH. In addition to spawning intensified competition, the worldwide deregulation of communication service providers and the rapid spread of Internet technology have raised the cost of managing diverse network infrastructures. Companies that have combined operations as a result of mergers or acquisitions often find themselves saddled with management systems that don't work together efficiently, if at all. Faced with

--------------------------

2Service delivery is the process of introducing, activating, and updating services. Service assurance involves monitoring faults and performance in delivered services and managing them to ensure quality and fulfill service-level obligations to customers. Service usage involves the collection of billing and account detail for products and services delivered to customers. All of these processes must be carefully managed and coordinated for optimum efficiency in delivering and managing high-quality communications services.

new requirements to enter the market for IP-based services, these companies need to eliminate wasteful duplication and overlap in their systems.

Rapid growth in new markets and technologies has also raised the cost of serving consumers. Accustomed by the Internet phenomenon to speedy, low-cost access to information and services, consumers want access to voice, wireless, and data services from a single provider, preferably with a single bill. Consumer appetite for the latest innovations, such as Internet service on cellular phones or handheld devices, has raised costs for communication service providers. They must find a way to deliver these services while simultaneously trying to coordinate the complex systems needed to support both existing and emerging services.

THE OSI SOLUTION

DYNAMIC ARCHITECTURE FOR ADAPTING TO CHANGE. Our Unified Management Architecture provides an architectural foundation for converging wireline, wireless, and data services and networks in an era of rapid technological change. It has been designed as a flexible model for managing different kinds of services and networks. It also forms the basis of software products that can be configured to allow open systems for managing and automating current and future business processes. This design allows our customers to integrate the management of the service delivery, assured quality, and billing data collection processes they need to support today's communications services. The result is that a communication service provider can now focus its resources on achieving business goals rather than on making different equipment, systems, technologies, and standards work together.* UMA preserves previous investments in equipment and systems through its open design. UMA's modular approach also offers a cost-effective way to automate the management of networks, services, and applications by coordinating software investment with the growth and profitability of a communication service provider's business.*

FOUNDATION FOR FUTURE SYSTEMS. Virtual Service Management is a flexible software system that allows communication service providers to coordinate the management of their services and networks -- independent of their equipment vendors, standards, or protocols. Its object-oriented tools, open interfaces, framework, and management gateways can be used to create an integrated management system. Communication service providers can also use VSM to build their own applications
- without the need for complex programming - or to deploy our NETeXEL applications to manage their wireline, wireless, or IP/data networks. From a single system a communication service provider can control delivery of services, assurances of quality, and monitoring of service usage. With a unified management system, it also becomes possible to deliver new services with minimum impact on the quality or availability of the services already in use.

VSM allows our customers to keep pace with market trends by adopting new technologies and standards, such as CORBA (Common Object Request Broker Architecture) and SNMP (Simple Network Management Protocol). It has been designed specifically to accommodate new gateways as communications technologies evolve. As a communication service provider converts its transport network to a next-generation data network, VSM's intelligent gateways provide the necessary two-way communication with equipment management ports, using common communications protocols such as SNMP and CMIP (Common Management Information Protocol). Custom interfaces to other OSSs are also available. Finally, VSM provides the foundation for NETeXPERT VPM ("VPM"), a complementary technology for controlling and automating evolving business processes, systems, and resources.

Applications based on VSM can be used with Oracle(R) databases and run on UNIX(R) platforms from Sun(R) Microsystems, Hewlett Packard, and IBM. This year we added a Web-browser interface to VSM that gives users the ability to view, monitor, and correct network problems in different systems and respond rapidly to any that may affect service. This interface supports UNIX, Windows 98(R), and Windows NT(R) client platforms.

APPLICATIONS FOR INTEGRATING MANAGEMENT FUNCTIONS. The NETeXEL series is a set of application solutions for integrating and automating the management of service delivery, service assurance, and service usage data. The solutions in this series have been designed to share and compare data among fault, configuration, accounting, and performance processes. The resulting management system is more efficient and powerful than one using a single application to manage each of these functions separately. Each NETeXEL solution can be implemented to meet a particular set of requirements. They can also be used in combination to manage network fault, configuration, accounting, and performance data across different types of networks, such as wireline, wireless, and IP. To set up and deploy one or more of our NETeXEL solutions, customers may use their own development staff, consult with our internal professional services staff, or engage one of our systems integrator partners. They also have the option of using VSM's gateways and CORBA Access modules to integrate third-party management systems with our NETeXEL solutions.

AUTOMATED BUSINESS PROCESSES FOR COMPETITIVE ADVANTAGE. Our Virtual Process Management product offers communication service providers a competitive advantage through its power to automate business processes, which make them accessible for analysis and modification throughout an organization. Built on our Unified Management Architecure, VPM's open technology product allows communication service providers to link their business processes flexibly with their network operations. It allows our customers to consolidate processes for rapid service delivery and design. It also facilitates enterprisewide access to information and allows them to modify their process flows for specific business results. By combining process automation and workflow technology, VPM improves the management of evolving business processes, systems, and resources. By separating system functions from implementation, it frees communication service providers from revising underlying software programs each time a process is altered.

LICENSING OPTIONS. Customers can configure applications based on UMA to meet their particular requirements, adding new functions as their needs change. License fees for VSM installations typically begin in the hundreds of thousands of dollars and can increase to many millions of dollars, depending on the scope of the network and the functionality required for a given communication service provider's applications. We recently introduced performance-based pricing, which bases license fees on a service provider's volume of use. This should allow us to better penetrate smaller accounts with our UMA-based solutions, which can then be expanded if and when customers' needs grow. We generally enter into support agreements with our customers that provide for ongoing service and product upgrades for a fixed annual fee.

CUSTOMERS

One of OSI's key assets is a worldwide customer base of premier communications service providers and channel partners. They include Adelphia Communications, ALLTEL, Anchorage Telecom, AT&T Broadband, AT&T Wireless Services, BayanTel (Philippines), Bell South, Black & Veatch, COLT (Europe), Communications Authority of Thailand, Dolphin (England), e.spire Communications, Excite@Home, Global Crossing, Hong Kong Telecom CLS, KPN Belgium, Level 3 Communications, Logica, Matav (Hungary), Mobile One, Nextel, Norigen (Canada), Nortel Networks, NTT (Japan), Open Telecommunications, Pacific Bell, Qwest Communications, Siris (France), SBC Communications, SingTel (Singapore), Sprint, Sumisho Net Solutions (Japan), Swisscom (Switzerland), Telecom New Zealand, Teleglobe (Canada), TELMEX (Mexico), Time Warner Cable, Transistemas (Argentina), Verio, Verizon Communications, VoiceStream, Williams Communications, WinStar, and WorldCom.

As of June 30, 2000, we had directly or indirectly licensed our products to more than 250 customers around the world. Our primary targets are providers that offer wireline, mobile, and IP-based services.

A significant portion of our revenues in each fiscal period generally has involved substantial orders from large organizations. As a result our revenues were concentrated among a relatively small number of customers. In fiscal 2000, 1999, and 1998, revenues from the license of our products and services to our five largest customers were approximately 35%, 28%, and 30% of total revenues, respectively. One customer accounted for greater than 10% of total revenues in fiscal 2000. No customer accounted for more than 10% of total revenues in fiscal 1999. One customer accounted for approximately 12% of total revenues in fiscal 1998. We expect that we will continue to depend upon large orders for a significant portion of our future revenues.* As a result our business, operating results, and financial condition will be materially adversely affected if anticipated orders do not materialize, are deferred, or are delayed or canceled.* There can also be no assurance that revenues from key customers, individually or as a group, will continue at historical levels.

SALES AND MARKETING

Our sales organization consists of account managers, sales engineers, and sales management staff who sell directly to end-users and assist in sales by strategic partners, systems integrators, and value-added resellers. In addition, we employ domain experts in our marketing organization who are highly knowledgeable about the specialized products and technologies of specific market segments. These domain experts work directly with our sales force and our customers to define product objectives, customer needs, and market requirements.

We expect to continue expanding our direct sales force, opening additional customer support and sales offices, adding value-added resellers, and pursuing additional strategic partnerships.* This will require significant management attention and financial resources.* We anticipate funding this expansion by growing our revenues. However, our operating results could be adversely affected during any particular reporting period depending on the relative timing of expenditures and the recognition of offsetting revenue.*

In North America we have nine sales and customer support offices in the greater metropolitan areas of Atlanta, Chicago, Dallas, Denver, Mexico City, New York, Sacramento, Toronto, and Washington, D.C.

Outside of North America, we license our products and services principally through systems integrators, value-added resellers, and local distributors with cultural familiarity, specific industry expertise, and the ability to respond to customer needs on a timely basis. We currently have sales engineering and technical support offices in Australia, China, England, France, Germany, Japan, Netherlands, Philippines, Singapore, South Korea, Sweden, Taiwan, and Thailand.

Revenues outside of the United States accounted for 46% of total revenues in fiscal 2000. This compares with 45% of total revenues in fiscal 1999 and 34% of total revenues in fiscal 1998. A segmentation of revenues derived from sales outside of the United States can be found in Note 9 to the Consolidated Financial Statements included in this Form 10-K. We expect that our international revenues will continue to account for a significant portion of our total revenues.*

We expanded our sales and support infrastructure outside the United States in fiscal 2000 and will continue to do so in fiscal 2001. To the extent that we do not continue to establish additional operations outside of North America in a timely manner, our ability to grow our international sales could be limited.* This would, in turn, have a material adverse affect on our business, operating results, and financial condition.* In addition, our international operations involve a number of inherent risks, such as (1) longer sales cycles and collection periods; (2) greater difficulty in collections, staffing, and management; (3) unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications service providers;
(4) reduced protection for intellectual property rights in some countries; (5) variable economic conditions; and (6) other trade barriers.*

To supplement our direct sales efforts, we have established relationships with strategic partners, including systems integrators, value-added resellers, distributors, and network equipment vendors. Whenever possible, we work closely with our partners to facilitate a complete customer solution. In addition to assisting our sales efforts, these relationships provide us with insight into new and emerging customer applications. The percentage of revenues derived from partner relationships was 25% in fiscal 2000 and 15% in fiscal 1999.

Over the course of the current fiscal year, we expect to strengthen our relationships with current partners and to add new partners.* There can be no assurance that we will be able to retain current partners or attract new ones able to market our products effectively. We believe that our success in penetrating new markets depends in large part on our ability to maintain these relationships, to cultivate additional relationships, and to cultivate alternative relationships as our distribution needs change.*

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

We believe that highly competent professional services and technical customer support organizations are critical to our continuing success in developing long-term relationships with our customers.

To augment our sales efforts, we offer comprehensive professional services. Professional services engineers work closely with our product developers, direct sales personnel, partners, applications specialists, and others to assist with pre- and post-sales consulting support. We offer a range of services, including requirements analysis; project management; system design, sizing, customization and integration services, installation and tuning; training; ongoing consultation; and upgrade management. We also offer 12-month Basic Support and Premium Support contracts to our customers. Both include technical support and product maintenance during the support period. Premium Support also includes access to product upgrades. Most of our customers purchased support from us in fiscal 2000. Services and other revenue (as opposed to revenue from licensing our software products) accounted for 44% of our total revenues in fiscal 2000. This compares with 44% of our total revenues in fiscal 1999 and 45% of total revenues in fiscal 1998.

We can give no assurances that our professional services and customer support resources will be sufficient to manage the future growth of our business. Failure to expand our professional services and customer support organizations commensurate with the expansion of our installed base or failure to train those organizations properly in our products would have a material adverse effect on our business, operating results, and financial condition.*

RESEARCH AND DEVELOPMENT

Our research and development organization is responsible for the technology research, design, development, and initial deployment of our products. We develop most our technology and products internally. We also license technologies and products from others to accelerate our introduction of new and enhanced products or to add value and function to our existing products. We invested more than $50 million in research and development over the last three years ending in fiscal 2000. Although we still expect to continue making substantial investments in new technologies, as well as in new and enhanced products, we believe we will be able to reduce our product development expenditures as a percentage of revenues in fiscal 2001.*

We believe that our investments in research and development will pay off by allowing us to offer better, more sophisticated systems for the next generation of networks and network services. Our common class library, which is shared by a number of our application solutions under UMA, allows for more effective OSS integration. It can help communication service providers operate more efficiently while meeting their service-level commitments to their customers. It is a key element for allowing our applications to be more tightly integrated as part of our Unified Management Architecture.

In today's labor market it is also difficult to recruit and retain the highly technical talent necessary to properly staff our research and development organization. If we cannot continue to hire highly-qualified staff in a timely manner, it would affect our efficiency and our ability to meet time-to-market requirements for new products.

PRODUCTS AND DISTRIBUTION

During fiscal 2000, we developed NETeXSIGHT, our new application for managing IP services, networks, and applications. NETeXSIGHT leverages on our VSM and our UMA to allow the monitoring of network response time, processor usage, and alerts. It has been designed to give communication service providers the flexibility to incorporate industry standards and new technologies into installed management systems, greater ability to increase network capacity, and full IP compatibility. Because it is based on UMA, NETeXSIGHT was designed and developed in a short period and it demonstrates the flexibility of the UMA-based products. It was introduced in the first quarter of fiscal 2001.

NETeXSIGHT provides an affordable, ready-made solution for managing start-up IP networks. It uses graphical interfaces and three-dimensional tools for multilevel viewing of network status and health. The NETeXSIGHT product includes Sun(R) hardware and Oracle(R) software, packaged with OSI's service assurance applications. Network operators, technicians, and engineers can quickly use it to easily manage the quality and availability of carrier-grade IP networks. Based on UMA, NETeXSIGHT is upgradable to our full suite of integrated solutions.

In NETeXPERT Virtual Business Management ("VBM"), our universal data framework, has been designed to enable communications service providers to collect data pertaining to their networks and services in a single collection system. Scheduled for delivery in the latter half of fiscal 2001, this product will make it possible to share data and processing across the enterprise to help improve the quality of customer care, marketing programs, service-level agreement, management, and network planning.

We also released new versions of our CM eXEL, FM eXEL, and PM eXEL products, as well as a new version of our VPM framework. Virtual Process Management allows our customers to capture, control, and automate their business processes, such as order management and customer service, with day-to-day network operations for greater efficiency and cost control.

The market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and ongoing changes in customer requirements. This can quickly render existing products obsolete and unmarketable. As a result, the life cycles for our products are difficult to estimate. Our success depends on our ability to enhance our existing products while developing and introducing, on a timely and cost-effective basis, new products and product features.* We can give no assurances that we will be able to do so. If we cannot, there would be a material, adverse effect on our business, operating results, and financial condition.*

Software products of the size and complexity that we offer are likely to contain defects. While we test our products during development and before general release, errors may well be found in existing and new products after commercial licensing has begun.* This could result in delayed or lost revenues, loss of market share, or failure to gain market acceptance.* Any of these would have a material, adverse effect on our business, operating results, and financial condition.*

We sell through a direct sales force and through indirect channels. In North America we primarily engage in direct selling. A small portion of our sales in the United States are made to government and enterprise customers, in most cases through systems integrators and value-added resellers. In fiscal 2000, 54% of our total revenues came from North America. Outside of North America our regional sales organizations typically work through indirect channels and provide support to network equipment manufacturers, systems integrators, and local value-added resellers.

COMPETITION

Competition in our markets is intense. To maintain and improve our competitive position, we must continually develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with the increasingly sophisticated needs of our customers.* The principal competitive factors for our business are product reputation, product functionality (adaptability, scalability, flexibility in integrating with other products), ease of use, product quality, performance and price, the availability and quality of professional services, and customer support.

Our competitors offer a variety of OSS solutions that address the communication service provider market. These companies generally fall into one of the following four categories:

o Communications equipment vendors such as Alcatel, Cisco Systems, Lucent Technologies, and Nortel Networks, which offer software for managing their own network equipment;

o Custom software developers, which include a communication service provider's internal development staff, and such independent integrators and software vendors as Andersen Consulting, KPMG, and Perot Systems Inc., whose products are not based on a framework;

o Hardware and software vendors that offer network management functionality, such as Compaq, Hewlett-Packard, IBM, and Sun ; and

o Providers of "point" applications for a limited number of OSS functions, such as ADC Metrica , Micromuse, TTI Telecom, and Vitria.

Because our products are flexible and work with the other systems and solutions, we may sometimes work with these companies, and others, as well as compete with them.

Some of our competitors have longer operating histories, greater name recognition, a larger installed base and significantly greater financial, technical, sales, customer support, marketing, and other resources. Our goal is to differentiate OSI from our competition by offering integrated flexible framework-based solutions under a unified architecture.

Both existing and potential customers for our products regularly evaluate whether they should develop their own OSS systems or license them from outside vendors. They sometimes have large internal staffs responsible for meeting their internal needs. As a result, we must continuously address the advantages of our products over an internally developed OSS and the products of our competitors.

While our UMA and open systems architecture differentiates us in the marketplace, an open systems architecture can itself lead to increased competition.* Competitors that focus on only one application may be able to respond more quickly to new or emerging technologies and changes in customer requirements.* They may also be able to devote greater resources to the development, promotion, and sale of their products.*

We believe that our products offer more functionality and a higher degree of interoperability than do those of our competitors.* As a result, our products have historically been priced at a premium. In fiscal 2000, we introduced a new pricing model designed to help us increase our market share in certain market segments. This new model is based on the volume of usage rather than fixed-price components. Usage-based pricing should allow our customers to license products more cost-effectively to meet their short-term usage levels while giving them the flexibility to increase their usage as they grow.* Although we believe that usage-based pricing will be effective in increasing our market share, increased competition could result in further price reductions, reduced margins or a loss of market share, any of which could materially, adversely affect our business, operating results, and financial condition.*

INTELLECTUAL PROPERTY

To protect our proprietary rights, we rely on a combination of patent, trade secret, copyright and trademark laws; a variety of technical measures; and nondisclosure or other contractual agreements. We have been granted a number of patents and currently have several patent applications pending in the United States. As part of our confidentiality procedures, we enter into invention assignment and proprietary information agreements with our employees and consultants, and into nondisclosure agreements with our customers, system integrators, value-added resellers, and distributors. We also limit access to and distribution of our software, documentation, and other proprietary information.

Despite these efforts, others may attempt to copy our products or to obtain and use information that we regard as proprietary.* In addition, effective copyright, trademark, patent, and trade secret protection may be unavailable or limited in certain countries, making the possibility of misappropriation more likely.* The steps that we have taken may prove insufficient to protect proprietary technology or prevent misappropriation.* Moreover, they may not stop competitors from developing products with functionality or features similar to our products.* We believe that, because of the rapid pace of technological change in the market for our products, legal protections of our proprietary technology are not as significant to our success as are the knowledge, technical expertise, ability, and experience of our employees, the frequency of our product enhancements, and the quality of the professional services and customer support we provide.*

We do not believe that our products infringe on the proprietary rights of third parties, and there are currently no pending claims to that effect. However, we expect that software companies will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments increasingly overlaps.* Claims of this kind, with or without merit, could be time-consuming, result in costly litigation and divert our technical and management personnel, cause product shipment delays, and require us to develop noninfringing technology or enter into royalty or licensing agreements.* Moreover, royalty or licensing agreements, if required, may not be available or may be available only on terms that we find unacceptable.* A successful claim of product infringement, if noninfringing technology could not be developed or licensed, would materially, adversely affect our business, operating results, and financial condition.

We also rely on software that is licensed from others, including software that is integrated with our internally developed software and used to perform key functions. This third-party software may, at some future point, be unavailable to us on commercially reasonable terms.* The suppliers of that software also may not adequately support or enhance their current products or develop new products on a timely and cost-effective basis.* We may not be able to replace the functionality provided by third-party software if it is defective or becomes obsolete or incompatible with future versions of our products.* The loss of this software, or the inability of our suppliers to enhance their products, could result in delays or reductions in our product shipments until we could internally develop equivalent software or identify, license, and integrate alternative third-party products.* Any of these factors could also have a material, adverse effect on our business, operating results, and financial condition.*

EMPLOYEES

As of June 30, 2000, we had 390 employees. None of our employees in the United States are represented by a collective bargaining agreement. Some employees in our French subsidiary, SARL, are represented by the Syntec Collective Bargaining Agreement. There have been no work stoppages and we believe that our relations with our employees are good.

Our success depends to a significant degree on continuing contributions by key personnel, the loss of whom could have a material, adverse effect on our business.* Our future success will also depend in large part on our ability to attract and retain highly skilled employees. Competition for qualified personnel in the software industry is intense, and we may not be successful in attracting and retaining the people that we need.* Failure to do so would have a material, adverse effect on our business, operating results, and financial condition.*

ITEM 2.  PROPERTIES

Our principal administrative, sales and marketing, customer support, and product development facilities are located in two buildings, of approximately 55,000 square feet each, in Folsom, California. Both facilities are leased. The leases on these facilities expire in 2014.

We also lease offices in the following greater metropolitan areas: Atlanta, Bangkok, Chicago, Dallas, Denver, Frankfurt, London, Manila, Mexico City, New York, Nice, Reno, Seoul, Singapore, Stockholm, Sydney, Taipei, Tokyo, Toronto, and Washington, D.C.

We believe that our existing facilities are adequate to meet our current needs and that, as required, suitable additional or alternative space will be available to us in the future on commercially reasonable terms.*

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against us or involving our business. However, any litigation, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against us, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material adverse effect on our business, financial condition, or operating results.*

Proceedings have been filed against OSI with the Bureau de Conciliation in Grasse, France by Patric R. Olenczak, a former employee, which is ongoing and previously disclosed in OSI's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

NAME                      AGE     POSITION

Jeffrey T. Boone          36      Vice President and Chief Information Officer

Philip N. Cardman         52      Vice President and General Counsel, and
                                  Secretary

Lawrence F. Fiore         45      Vice President and Chief Financial Officer

Roger A. Hosier           43      Vice President and Chief Technology Officer

Tom L. Johnson            55      Co-Chief Executive Officer and Co-Chairman of
                                  the Board

Dan Line                  49      Senior Vice President, Worldwide Sales and
                                  Support Services

Bud J. Mullanix           42      Vice President, Human Resources

James T. Olsen            53      Executive Vice President

Richard G. Vento          60      Co-Chief Executive Officer and Co-Chairman of
                                  the Board


JEFFREY T. BOONE, Vice President and Chief Information Officer - Since joining OSI in 1993, Jeff has held a series of technical and managerial roles. In fiscal 1997, he was named Vice President, products and technology. In fiscal 2000, he was made our Chief Information Officer. Before joining OSI, Jeff held various software engineering, management, and consulting positions with IBM, ICOT Corporation, RD Labs Inc, and Systems Center Inc. He holds a degree in computer science from California State University, Sacramento.

PHILIP N. CARDMAN, Vice President, General Counsel and Secretary - Phil joined OSI in 1996 as our Vice President, General Counsel, and Secretary. Before joining OSI, he held various legal and business development positions with Convex Computer Corporation and Tandem Computers, Inc. He holds a bachelor's degree from Washington University and a law degree from Duke University.

LAWRENCE F. FIORE, Vice President and Chief Financial Officer - Larry joined OSI in 1995 as our Corporate Controller. He was promoted to Vice President of Finance in March 1999, and was named Chief Financial Officer in June 1999. Before joining OSI, Larry was responsible for revenue, contracts, budgeting, and planning as Director of

Financial Operations at Unify Corporation. He holds a Bachelor's degree in business from Texas Tech University and is a Certified Public Accountant.

ROGER A. HOSIER, Vice President and Chief Technology Officer - Since joining OSI in 1991, Roger held a number of positions before being named Chief Technology Officer in December, 1999. He has been involved in product development and installation, pre- and post-sales, professional services, custom software development, and training. Before joining OSI, Roger worked on MRP, network management, and call accounting software.

TOM L. JOHNSON, Co-Chief Executive Officer and Co-Chairman of the Board of Directors - As one of our founders, Tom has been largely responsible for our technology developments. Before starting OSI, he held executive management positions with Computer Sciences Corporation and Control Data Service Bureau. Tom also co-founded TelWatch, a telecommunications hardware and software company. He holds degrees in mathematics and business administration from the University of Houston.

DAN LINE, Senior Vice President, Worldwide Sales and Support Services - Dan joined OSI in 1993. In 1996, he became our Vice President of Global Accounts and Partner Alliances. In 1999, he was promoted to Vice President of Global Sales and in fiscal 2000 was promoted to his current position. Before joining OSI, Dan held executive sales positions in GTE and TMC Limited, a division of Philips NV. His university studies were in international business.

BUD J. MULLANIX, Vice President, Human Resources - Bud joined OSI in fiscal 2000. Before joining OSI, he held a number of Human Resources executive positions with Degussa Electronics, Hewlett-Packard, and Hitachi. He holds a degree in business administration from Stanton University.

JAMES T. OLSEN, Executive Vice President - Jim joined OSI in 1998 as Vice President of Marketing. He was promoted to his current position in fiscal 2000. Before joining OSI, he spent 15 years developing and directing marketing programs targeted at the telecom industry. Most recently, Jim was Vice President of Marketing for the switch and intelligent network divisions at DSC Communications. His university studies were in business administration, with post-graduate studies in managing critical resources at the University of Virgina's Darden School of Business. Jim was a guest staff associate at the Fuqua School of Business, Duke University, for Telecommunications.

RICHARD G. VENTO, Co-Chief Executive Officer and Co-Chairman of the Board of Directors - Dick founded OSI with Tom Johnson in 1989, following a management career with leading communications software companies-- ADP Network Services, Computer Sciences Corporation, and TYMSHARE, Inc. He has served OSI in several executive positions, including President. Dick also co-founded TelWatch, a telecommunications hardware and software company. He holds degrees in economics and business statistics(BS), and mathematics (BA) concurrently from San Francisco State University.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

COMMON STOCK PRICES AND DIVIDENDS

Our common stock has been traded on The Nasdaq Stock Market since 1995. It trades under the symbol OSII. According to the records of our transfer agent, we had approximately 167 stockholders of record as of June 30, 2000. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the total number of stockholders represented by the record holders. In October 1999, we distributed proxy materials to approximately 6100 stockholders for the 1999 Annual Stockholders' Meeting. The following table sets forth the high and low sales price for our common stock:

                  FISCAL 2000:                                 HIGH SALE PRICE   LOW SALE PRICE

                  First Quarter...............................     $  3.75           $ 2.25
                  Second Quarter .............................     $  8.94           $ 2.06
                  Third Quarter ..............................     $ 24.00           $ 6.19
                  Fourth Quarter..............................     $ 15.75           $ 5.50

                  FISCAL 1999:                                 HIGH SALE PRICE    LOW SALE PRICE

                  First Quarter...............................     $  9.31           $ 4.25
                  Second Quarter .............................     $  6.06           $ 3.13
                  Third Quarter ..............................     $  5.25           $ 2.56
                  Fourth Quarter..............................     $  3.56           $ 2.13

Our policy has been to reinvest earnings for future growth. As a result, we have not paid dividends and do not expect that we will do so in the future.*

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)


CONSOLIDATED STATEMENTS OF OPERATION DATA:

As of June 30,                                            2000        1999         1998        1997       1996
                                                          ----        ----         ----        ----       ----
Total revenues.......................................   $ 67,140   $ 64,790     $ 60,575    $ 51,712    $ 55,918
Gross profit.........................................     48,968     44,421       35,809      27,283      41,985
Income (loss) from operations........................     (3,432)   (12,270)     (20,171)    (31,228)     13,847
Net income (loss)....................................     (2,834)   (34,137)     (12,170)    (18,464)      9,675
Net income (loss) per share, diluted.................   $  (0.08)  $  (0.97)    $ ( 0.36)   $ ( 0.58)   $   0.29
Shares used in per share computation.................     36,157     35,142       33,724       2,080      33,447

CONSOLIDATED BALANCE SHEET DATA:

As of June 30,                                            2000        1999         1998         1997        1996
                                                          ----        ----         -----        ----        ----
Cash, cash equivalents and short-term
   investments.......................................   $ 44,044   $ 31,582     $ 41,286    $  43,241   $  53,988
Working capital......................................     40,684     28,796       59,410       63,169      85,370
Total assets.........................................     76,723     66,424      101,358      108,031     107,078
Total stockholders' equity...........................     48,239     43,862       77,520       85,443      95,058

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, market, and sell software that manages communications networks for voice and e-services in the evolving communications market. Our OSS framework and application software is designed to operate under the umbrella of our Unified Management Architecture, which provides the blueprint for integrating the management of our customers' communications networks, services, applications, and processes. As of June 30, 2000, we had directly or indirectly licensed our products to more than 250 customers around the world.

We were founded in 1989 and began shipping our NETeXPERT products 1990. In fiscal 1999 we announced our next-generation products: our VSM framework, our VPM framework and our NETeXEL solution series. We began shipments of these new products in fiscal 2000.

Revenue from licenses, service, and support of our NETeXPERT products has accounted for substantially all of our revenues since we were founded. A typical sale generally includes a combination of license fees, fees for professional services, and fees for customer support and training. We believe that substantially all of our revenues for the foreseeable future will be derived from the license, service, and support of our NETeXPERT product line.* A significant portion of revenues has been, and will continue to be, derived from substantial orders placed by large organizations.* The timing of these orders and their fulfillment has caused, and may in the future cause, material fluctuations in our revenues and operating results, particularly on a quarterly basis.* As a consequence, we believe that period-to-period comparisons of revenue and results of operations are not necessarily meaningful.* We also believe that our quarterly revenues should not be relied upon as an indicator of future performance.*

We distribute and sell our products to end-users in North America primarily through a direct sales organization. Outside of North America, we sell through systems integrators, local value-added resellers and, to a lesser extent, an in-region direct sales force. We intend to continue growing our sales and support operations by expanding our direct sales force, opening new in-region offices, adding value-added resellers, and pursuing additional strategic relationships.* See further discussion in the "Results of Operations" section below.

During fiscal 2000 we had a net loss of $2.8 million. This compares to a net loss of $34.1 million for fiscal 1999 and a net loss of $12.1 million for fiscal 1998. Some of the factors that contributed to this improvement are described in the following "Results of Operations" section. We are continuing to follow a strategy aimed at meeting the service management, network management, and process integration needs of communication services providers. In fiscal 1998 and fiscal 1999, we placed heavy emphasis on development of new products that can be integrated under our UMA. In fiscal 2000 we launched our new product lines, built stronger sales and customer interface organizations, forged new strategic alliances, and strengthened our existing relationships.* While we believe this strategy is helping us grow our revenues and backlog of orders, we can give no assurances that it will continue to be successful.* Some orders included in our backlog may be cancelled without significant penalty.

RESULTS OF OPERATIONS

REVENUES:

 (in thousands, except  percentages)            FISCAL                        FISCAL                         FISCAL
                                              YEAR 2000       CHANGE         YEAR 1999       CHANGE         YEAR 1998
                                           -------------    -----------    -------------   -----------   -------------
Licenses...............................        $ 37,811         4%             $ 36,296        9%            $ 33,252
PERCENTAGE OF REVENUES.................             56%                             56%                           55%
Services and other.....................        $ 29,329         3%             $ 28,494        4%            $ 27,323
PERCENTAGE OF REVENUES.................             44%                             44%                           45%
     Total revenues....................        $ 67,140         4%             $ 64,790        7%            $ 60,575

Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support, and training. In fiscal 2000 our total revenues increased over those in fiscal 1999. This was primarily the result of increased sales to new customers in North America and Europe. Service revenues increased slightly as a result of higher revenue associated with achievement of project milestones for customers in our foreign operations.

In fiscal 1999 our total revenues increased over those in fiscal 1998. This was due to a relative increase in sales outside of North America. These increases were partially offset by decreased North American sales. Service revenues also increased in fiscal 1999 because of higher maintenance and support revenues from our larger customer base.

List prices for our products and services did not change significantly during the comparison periods. However, we did institute a new pricing model in fiscal 2000 based on product performance and customer usage levels. This model gives our customers greater flexibility and additional choices when selecting and licensing our products. The change could negatively impact our short-term revenues if we are not able to continue to attract sufficient volume to offset our lower entry prices.*

LICENSE REVENUES. In earlier periods, software licenses were generally granted and priced on a per-server basis although we did grant some site, networkwide or enterprisewide licenses for larger installations. Going forward, licenses will be granted on customer usage basis, or what we refer to as performance-based pricing. We generally recognize license revenues when a noncancelable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses. In fiscal 2000, we did not add to our reserves for sales returns. This compares to $1.1 million that was reserved in fiscal 1999 and $2.9 million in fiscal 1998. We did this to reflect changes in the perceived risks associated with customer returns. Failure to maintain adequate reserves could have a material, adverse effect on our business, operating results, and financial condition.*

License revenues increased in actual dollars during fiscal 2000 but remained constant as a percentage of our total revenues. The primary areas that generated the growth during fiscal 2000 were our wireless and wireline segments. License revenues increased in fiscal 1999 over those in fiscal 1998, both in actual dollars and as a percentage of revenues. The primary areas that generated the growth during this period were our data/IP and wireline market segments.

We are continuing to increase the size and competency of our direct sales force and to build relationships with current and new distribution partners. We added additional sales staff during the fiscal year and expect to continue doing so during the coming fiscal year.* Given the significant number of new products that we have introduced, the need to train our sales and support personnel in those products and the relatively short average tenure of our direct sales force, historic per-salesman productivity rates may be difficult to achieve in the near term.*

We anticipate that our license revenues will continue to represent a majority of total revenues.* However, we also believe that historic growth rates in our license revenues should not be used as an indication of growth rates for future periods.* We expect that recent implementation of new strategies or usage-pricing models may have an effect on our revenues.* While the number of orders placed by new and existing customers may increase, the license revenue per customer may potentially be reduced in any given reporting period.* We also believe that competition in our markets is increasing.* This could result in price reductions, reduced gross margins, or loss of market share, any of which would have a material, adverse effect on our business, operating results, and financial condition.*

SERVICES AND OTHER REVENUES. We recognize revenues for training, consulting, and professional services as the services are performed and acceptance criteria are met. We offer support contracts to our customers. These contracts provide telephone support, updates, and maintenance of our products during the support period. Revenues from support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable.

During fiscal 2000, service and other revenues increased from those in fiscal 1999 in absolute dollars and remained flat as a percentage of our total revenues. The growth in absolute dollars reflected increased services revenues from customers in our European, Asia-Pacific, and Latin American operations.

During fiscal 1999, service and other revenues increased in absolute dollars over those in fiscal 1998 but declined as a percentage of total revenues. The growth in absolute dollars represents increased maintenance revenues from a larger customer base with an increased number of licenses. The decrease as a percentage of revenues reflects an increase in license revenues.

During fiscal 1999, revenues from our professional services declined from those reported in fiscal 1998. This decrease was primarily due to decreased orders in the emerging service provider market. In fiscal 1998 we experienced an increase in the orders from the emerging service providers as they built and deployed their network operations. In fiscal 1999 many of the emerging service providers had their networks in place and we experienced a reduced demand for professional services.

We expect that our services and other revenues will continue to represent a significant portion of total revenues.* We anticipate a continued demand for professional services in connection with the licensing of our products, renewal of existing support contracts, and incremental support revenues attributable to a growing installed base.* We also believe that prior growth rates for services and other revenues may not be sustainable and should not be relied on as an indication of future growth rates.*

INTERNATIONAL REVENUES. Revenues from outside of the United States represented 46% of total revenues for fiscal 2000. This compares with 45% of total revenues in fiscal 1999 and 34% of total revenues in fiscal 1998. Revenues from customers in Asia-Pacific accounted for 18% of total revenues in fiscal 2000. This compares with 19% of total revenues in fiscal 1999 and 14% of total revenues in fiscal 1998. Revenues from Europe accounted for 21% of total revenues in fiscal 2000. This compares with 14% of total revenues in fiscal 1999 and 10% of total revenues in fiscal 1998. The European communications market is growing, as privatization in the region continues to create a more competitive service provider market. We have been building our European operations by actively increasing our sales and support staff throughout the region in anticipation of the opportunity for increased business in this market and expect to continue doing so during the coming fiscal year.*

We expect that our revenues outside of North America will continue to account for a material portion of total revenues in future periods.* International business involves a number of inherent risks, including longer collection periods, greater difficulty in collections, fluctuations in the real cost of services given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs or other trade barriers. In addition, access to foreign markets is sometimes difficult due to the established relationships between government-owned or government-controlled communications providers and local suppliers of communications products. As a result, we may not be able to continue penetrating international markets successfully. In addition, we cannot give assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results, and financial condition.*

COST OF REVENUES:

 (in thousands, except percentages)           FISCAL                           FISCAL                          FISCAL
                                            YEAR 2000         CHANGE          YEAR 1999        CHANGE         YEAR 1998
                                          ---------------    ----------    ---------------    ----------    --------------
Cost of license revenues...............         $ 2,073         5%              $  1,978          3%             $  1,922
PERCENTAGE OF REVENUES.................              3%                               3%                               3%
Cost of services and other revenues....         $16,099        (12%)            $ 18,391         (19%)           $ 22,844
PERCENTAGE OF REVENUES.................             24%                              28%                              38%
     Total cost of revenues............         $18,172        (11%)            $ 20,369         (18%)           $ 24,766
PERCENTAGE OF REVENUES.................             27%                              31%                              41%
Gross profit...........................         $48,968         10%             $ 44,421          24%            $ 35,809
PERCENTAGE OF REVENUES.................             73%                              69%                              59%


COST OF LICENSE REVENUES. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, and related labor costs. In fiscal 2000 the cost of license revenues increased in absolute dollars. This increase was a result of the larger license revenue in fiscal 2000 compared with fiscal 1999 and the associated costs for third-party software licenses.

In fiscal 1999 the cost of license revenues, both in absolute dollars and as a percentage of revenues, remained relatively flat compared with fiscal 1998. Although our license revenues increased, the cost of license revenues did not increase proportionately. This occurred because we were able to achieve cost savings by reducing the cost of third party software licenses. These cost savings were partially offset by increased costs related to the amortization of purchased technology.

Gross profit from license revenues was 95% in fiscal 2000. This compares with 95% in fiscal 1999 and 94% in fiscal 1998. While our gross profits remained the same, the costs for license fees paid for third-party software increased during the period as a result of the increased license revenue. However, we expect to continue licensing third-party software and expect that these costs are likely to increase in absolute dollars.*

COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel costs related to providing professional services and maintenance services in connection with our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead, and estimated losses related to professional services contracts. Professional services costs in fiscal 2000 decreased from those in fiscal 1999 because of lower average headcount and associated personnel costs. Professional services costs decreased in fiscal 1999 from those in fiscal 1998 for the same reasons. Cost of service revenues for maintenance services increased in fiscal 2000 compared with those in fiscal 1999. This was the result of increased outside labor costs associated with technical support for certain of our customers. Costs of service revenues for maintenance services increased in fiscal 1999 from those in fiscal 1998 due to increased computer-related costs and services performed for customer support by other functional areas within OSI. We expect cost of services and other revenues will continue to increase in absolute dollars but decrease as a percentage of total revenues.*

In fiscal 2000 gross profit (loss) percentages from service and other revenues was 45%. This compares with 35% in fiscal 1999 and 16% in fiscal 1998. We expect to maintain a gross profit in our services business. However, if the costs for providing these services increases, there could be losses in the future.*

OPERATING EXPENSES:

 (in thousands, except  percentages)           FISCAL                        FISCAL                          FISCAL
                                             YEAR 2000       CHANGE         YEAR 1999        CHANGE         YEAR 1998
                                           -------------    -----------    -------------    -----------    -------------
Sales and marketing....................        $28,408         (1%)           $28,712         (12%)           $32,509
PERCENTAGE OF REVENUES.................            42%                            44%                             53%
Research and development...............        $17,233         (19%)          $21,247          30%            $16,295
PERCENTAGE OF REVENUES.................            26%                            33%                             27%
General and administrative.............        $ 6,759          0%            $ 6,732          (6%)           $ 7,176
PERCENTAGE OF REVENUES.................            10%                            10%                             12%
     Total operating expenses..........       $ 52,400         (8%)           $56,691           1%            $55,980
     PERCENTAGE OF REVENUES............            78%                            87%                             92%

SALES AND MARKETING. Sales and marketing expenses consist mainly of salaries, commissions, and bonuses for sales and marketing personnel, facilities costs associated with sales and customer support offices, promotional expenses, and contract administration. In fiscal 2000 sales and marketing expenses remained relatively flat compared with fiscal 1999. In fiscal 1999 sales and marketing expenses decreased from those in fiscal 1998, both in absolute dollars and as a percentage of revenues. The decline resulted from lower head count and a reduction in associated costs such as travel, communications, and computer expenses. In addition, we used fewer outside contractors for strategic marketing efforts during the comparison period.

We expect that our sales and marketing expenses in future periods will continue to increase in absolute dollars. This increase in costs is due to our active hiring program, increased focus on marketing programs, and agreements with various partners involved in the sale of our products.*

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in fiscal 2000. This resulted from a decline in average head count. Research and development expenses increased in fiscal 1999 from those in fiscal 1998. The increase resulted primarily from higher head count attributable to development of new products. Higher costs were also incurred in fiscal 1999 for travel, facilities, communications, and computer-related expenses because of the increased head count. We also expect that research and development expenses will continue to increase in absolute dollars.* We do not anticipate that research and development expenses will increase as a percentage of total revenues.*

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs, and general management. Also included are outside legal and accounting fees, corporate insurance expenses, and provision for doubtful accounts. In fiscal 2000 general and administrative expenses remained constant both in actual dollars and as a percentage of revenues. In fiscal 1999 general and administrative expenses decreased from those in fiscal 1998, both in actual dollars and as a percentage of total revenues. This was the result of lower head count and reduced travel expenses.

General and administrative expenses may increase in the future with continued growth and the hiring of additional personnel.* Although we believe our allowance for doubtful accounts is adequate at the end of fiscal 2000, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*

We have recorded deferred compensation expense for certain stock options granted since February 1994. The amortization of deferred compensation expense is allocated among sales and marketing, research and development, and general and administrative expenses. The deferred compensation expense was completely amortized as of June 30, 1999, and no exposure was recorded in fiscal 2000. The amortization resulted in a charge to operations of $211,000 for fiscal 1999 and $370,000 for fiscal 1998.

OTHER INCOME, NET:

(in thousands, except percentages)         FISCAL YEAR                     FISCAL YEAR                    FISCAL YEAR
                                               2000           CHANGE           1999          CHANGE           1998
                                           -------------    -----------    -------------    ----------    -------------
Other income, net .....................         $ 1,431       (10%)             $ 1,596       (12%)            $ 1,823
PERCENTAGE OF REVENUES.................              2%                              2%                             3%

OTHER INCOME, NET. Other income, net consists primarily of interest income, gains or losses on foreign exchange, and miscellaneous bank charges. The decline in other income, net was due primarily to losses associated with foreign currency fluctuations. The decrease for fiscal 1999 compared with fiscal 1998 was due to lower interest income from reduced levels of cash and short-term investments.

PROVISION (BENEFIT) FOR INCOME TAXES:

(dollars in thousands)                     FISCAL YEAR                     FISCAL YEAR                      FISCAL
                                               2000           CHANGE           1999          CHANGE        YEAR 1998
                                           -------------    -----------    -------------    ----------   --------------
Provision (benefit) for income
     Taxes.............................            $833         *               $23,463         *            $ (6,178)
PERCENTAGE OF REVENUES.................              1%         *                   36%         *                (10%)

*Not meaningful

PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate was 41% for fiscal 2000. This compares with 41% in fiscal 1999 and 36% in fiscal 1998. The effective tax rates for these periods differ from the federal statutory rate due mainly to state income taxes, partially offset by certain research and development tax credits. In fiscal year 1999, we set up a reserve for the balance of our deferred tax assets. For a further explanation, see Note 5 of Notes to Consolidated Financial Statements.

YEAR 2000 READINESS

To date, we have not experienced any significant Year 2000 problems with our internal systems or with our customers' systems. However, we continue to monitor whether our systems and products correctly evaluate date information. We took remedial action whenever we were able to identify any systems and products that were not Year 2000 compliant and expect to continue reviewing the situation throughout the remainder of the calendar year.*

Despite having neither experienced nor received reports of customer problems over the Year 2000 transition, we can give no assurances that problems will not occur or that our products will continue to function properly when integrated with other third-party products. If our products are part of a system that is not able to manage and manipulate data related to the Year 2000, or if residual Year 2000 problems cause the failure of the technologies, software, or systems necessary to operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues, or incur substantial liabilities and expenses. The results could have a material adverse effect on our business.*

We have incurred costs related to our Year 2000 readiness program but have not maintained separate cost accounting for them. Our Year 2000 readiness efforts were undertaken by existing employees, and the associated costs were treated as normal operating expense. As of June 30, 2000, we estimate these costs were approximately $8.0 million.

This does not include potential costs related to customer or other claims, or costs related to internal software and hardware replaced in the normal course of our business. We do not expect to incur additional costs.*

We have provided our customers with limited assurances regarding those of our products that are Year 2000-compliant. Except as specifically provided for in our contracts and other limited written assurances that we have given, we do not believe that we are legally responsible for costs that may be incurred by our customers to ensure the Year 2000 compliance of their software, systems, and operations.* Our customer agreements typically contain provisions designed to limit our liability for these types of claims. However, it is possible that these provisions will not provide adequate protection from liability under applicable law or unfavorable judicial decisions.* Even if we have disclaimed responsibility for Year 2000 problems, our customers may nevertheless make claims against all suppliers of the component parts of their operating environment.* Any Year 2000 claims, whether with or without merit, could result in a material, adverse effect on our business, financial condition, and results of operations.*

FACTORS THAT MAY AFFECT FUTURE RESULTS

QUARTERLY RESULTS. Our quarterly operating results have varied significantly in the past and we expect that this will continue to be the case going forward.* Fluctuation in quarterly license revenues is caused by the timing of large orders by our customers, including global telecommunication providers and new, emerging communication service providers. Orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when they will be received.* The failure to obtain a large order during any given reporting period, for whatever reason, could have a material, adverse effect on our business.

We typically receive a significant portion of our orders and record the resulting revenue in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results will be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected if anticipated revenues are not realized.* We believe this customer buying pattern will continue.*

Our quarterly operating results have also varied and will continue to vary significantly from quarter to quarter based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in product demand; the number, timing and significance of new products and product enhancements by us and by our competitors; our ability to develop, introduce and market new and enhanced versions of our products in a timely manner; the mix of direct and indirect sales; our assessment of our allowance for doubtful accounts; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

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

KEY PERSONNEL. Our future success depends to a significant degree on the continuing contributions of key management, sales, professional services, customer support and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified employees is intense in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of our customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material adverse effect on our business condition.*

GROWTH. To compete effectively and manage future growth, we also need to improve our internal operational, financial, and management information systems, procedures, and controls in a timely manner. Management of future growth also means that we must expand, train, motivate, and manage our workforce. We can give no assurances that our personnel, systems, procedures, and controls will be adequate to support existing and future operations. The failure to improve operational, financial, and management systems, or to expand, train, motivate, and manage employees, could have a material, adverse effect on our business.*

PRODUCT DEFECTS. Software products as complex as those we offer are likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins. This could result in delayed or lost revenue, loss of market share, or failure to achieve market acceptance.* Any of these could have a material, adverse effect on our business.

COMPETITION. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with customer consolidation and resulting network operations convergence, rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition has increased and will continue to increase.* Additionally, some of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to acquire them from outside vendors. We can give no assurances that our current or potential competitors will not develop lower-cost products that are comparable or superior to ours or that they will not be able to adapt more quickly to new technologies, evolving industry trends, or changes in customer requirements. If we are not able to compete successfully against current and future competitors, our business will be materially and adversely affected.

INTERNATIONAL BUSINESS. We expect that our international business will continue to account for a significant portion of our total revenues.* We intend to continue expanding our operations outside of North America.* This will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect our operating margins if the investments are not accompanied by sufficient revenue growth.

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside of the United States, transactions in other currencies are likely to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U.S. dollars whenever possible, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a material, adverse effect on our business by making our pricing noncompetitive with products priced in local currencies.*

RESELLER RELATIONSHIPS. A key element of our business strategy is to expand our distributor, systems integrator, and value-added reseller channels. We are currently investing, and plan to continue investing, significant resources to develop these channels of distribution.* Though we are in discussions with a number of interested firms we can give no assurances that we will be able to attract additional partners who can market our products effectively. If we are unable to develop these relationships or if our partners are unable to market our products effectively, our business operating results and financial condition would be materially and adversely affected.*

PROPRIETARY TECHNOLOGY. Our success and ability to compete depends in large part on our proprietary software technology. To protect our proprietary rights, we rely on a combination of various technical measures, as well as trade secret, copyright, and trademark laws. We also rely on nondisclosure agreements and other contractual arrangements. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* The steps we have taken may be insufficient to prevent misappropriation of our technology. Our precautions may not preclude competitors from developing products with functionality or features that are similar to those in our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, infringement claims may arise in the future as the number of products and competitors in our industry increases. Any such claim, with or without merit, could be time-consuming, result in costly litigation and divert the attention of our technical and management personnel.* This could result in a material, adverse impact on our business.*

THIRD-PARTY SOFTWARE. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. The continued availability of this software cannot be assured. Nor can we give assurances that, on expiration of our current agreements, renewals will be available on commercially reasonable terms. Absence of these licenses could have a material, adverse effect on our business.*

Based upon all of the above, we believe that our quarterly revenues and operating results may vary significantly in the future.* We also believe that period-to-period comparisons of results are not necessarily meaningful and should not be relied on as indications of future performance.* Further, we believe that it is likely that our revenues or operating results could be below the expectations of public market analysts and investors in some future quarter.* If this occurs, the price of our Common Stock could be materially, adversely affected.*

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2000 we experienced a net increase in cash and cash equivalents of $11.8 million. This compares with a net decrease of $8.8 million in fiscal 1999 and a net increase of $7.3 million in fiscal 1998. The increase in fiscal 2000 mainly consisted of $9.0 million in net cash from operations and $6.9 million in net proceeds from the issuance of common stock. This increase was offset by $4.5 million we used in investment activities, which included the purchase of $0.7 million in short-term investments and $3.6 million in property and equipment.

The decrease in cash and cash equivalents during fiscal 1999 resulted mainly from $4.5 million in net cash used for operations, purchases of $6.0 million worth of property, equipment and other assets, and the purchase of $2.2 million of treasury stock. The decrease in net cash used for operations came primarily from our $34.1 million net loss, partially offset by our adjustment for deferred income taxes of $22.3 million. We generated $2.3 million of net cash by the exercise of stock options.

The fiscal 1998 increase came mainly from $5.4 million of short-term investment sales and $4.4 million from the exercise of stock options. These sources of cash were offset by $2.9 million of cash used in our operations. The decline in net cash from operations was caused primarily by a $12.2 million loss from operations, partially offset by $7.8 million in depreciation and amortization, a $4.1 million increase in accounts receivable and a $3.9 million increase in deferred revenue.

As of June 30, 2000, we had working capital of approximately $40.7 million. This included $44.0 million in cash, which expires in December 2002, cash equivalents, and short-term investments. We also have a $2.5 million secured revolving line of credit. Under our line of credit, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate then in effect, or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of June 30, 2000, no amounts had been borrowed under our line of credit.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* In fiscal 2000 we increased our allowance for doubtful accounts by $0.6 million. In fiscal 1999 we increased our allowance for doubtful accounts by $0.6 million and in fiscal 1998 we increased it by $0.4 million. At June 30, 2000, reserves for doubtful accounts and sales returns were $2.3 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

In fiscal 2000 we spent $3.6 million for capital items, principally computer hardware, computer software, and communications equipment. We expect that capital expenditures will increase in fiscal 2001 and in the future. This increase will be necessary to support the planned growth in our head count and related equipment and infrastructure requirements.

We believe that our cash balances and our cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, it may not be obtainable on terms that are favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.*

In 1998 our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to 1,000,000 shares of our common stock. As of June 30, 2000, we had repurchased 493,000 shares of common stock on the open market, at an average purchase price of $4.47, for $2,208,000. We may continue repurchasing shares in the future.*

ITEM 7A.    QUANTITATIVE  AND QUALITATIVE  DISCLOSURE  ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $4.8 million on June 30, 2000. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $16.5 million on June 30, 2000. We do not use derivative financial investments in our short-term investment portfolio; we place our investments with high-quality issuers and, by policy, limit our credit exposure to any one issuer. We are averse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market, and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on June 30, 2000, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.

FOREIGN CURRENCY EXCHANGE RATE RISK

As a global business, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our business, operating results, and financial position.* Historically, our primary exposure has related to local currency expenses since the functional currencies of our foreign subsidiaries are local. A hypothetical 10% change in foreign currency rates would have an insignificant impact on our business, operating results, and financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section in Part IV, Item 14(a)(1), and (2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning members of our Board of Directors is incorporated by reference from the section "Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders, to be held December 13, 2000 ("Proxy Statement"). We will file our Proxy Statement with the Securities and Exchange Commission within 120 days of the end of our fiscal year. The information required by this item concerning executive officers is set forth in Part I, Item 4A of this Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" in our Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" in our Proxy Statement.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

 (a)(1)   FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:


                                                                            PAGE

Independent Auditor's Report.................................................28
     Consolidated Financial Statements:
       Consolidated Balance Sheets at June 30, 2000, and 1999 ...............29
       Consolidated Statements of Operations for Years Ended June 30,
          2000, 1999, and 1998...............................................30
       Consolidated Statements of Stockholders' Equity for the Years
          Ended June 30, 2000, 1999,and 1998 ................................31
       Consolidated Statements of Cash Flows for the Years
          Ended June 30, 2000, 1999, and 1998................................32
       Notes to Consolidated Financial Statements............................33

 (a)(2)   FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts

Additional schedules are not required under the related schedule instructions or are inapplicable and therefore have been omitted.

(a)(3)  EXHIBITS

          3.1/4       Certificate of Incorporation
          3.2/4       Bylaws, as amended to date
         10.1/1       Stock Option Plan and form of agreement
         10.2/7       1994 Stock Option Plan, as amended, and Form of Agreement
                      thereto
         10.3/7       1995 Employee Stock Purchase Plan, as amended, and form of agreement thereto
         10.4/1       1995 Director Stock Option Plan
         10.4/1       Forms of Agreement to 1995 Director Stock Option Plan
         10.5/1       Form of Indemnification Agreement between the Registrant
                      and its officers and directors
         10.6/1       Standard Office Lease-Gross between Registrant and PIWI
                      Investments dated February 14, 1994
         10.7/1*      Stockholder Rights Agreement among Registrant, Tom L.
                      Johnson, Richard G. Vento and the purchasers of Preferred
                      Stock named therein dated September 27, 1995
         10.8/1       Voting Agreement among Registrant, Tom L. Johnson, Richard
                      G. Vento, and the purchasers of Preferred Stock named therein dated September 27, 1995
         10.9/4       Form of Indemnification Agreement between the Registrant
                      and its directors and officers
         10.10/5      Business Sale Agreement between the Registrant and Open
                      Technology Pty. Limited dated March 14, 1997
         10.11/5      Contract of Purchase and Sale for purchase of real
                      property between Registrant and The John A. Sobrato 1979
                      Trust dated April 7, 1997
         10.12/6      Lease between Objective Systems Integrators, Inc. and
                      Redsky Enterprises, Inc. dated January 13, 1997, as amended on March 30, 1998

         10.13/6      Agreement to Purchase Real Property between Objective
                      Systems Integrators, Inc. and Redsky Enterprises, Inc.
                      dated March 39, 1998
         10.14/6      Relocation Loan Agreement between Objective Systems
                      Integrators, Inc. and James K.R. Souders dated April 14,
                      1998
         10.15/6      Promissory Note Secured by Deed of Trust between Objective
                      Systems Integrators, Inc. and James K.R. Souders dated
                      April 14, 1998
         10.16/6      Deed of Trust with James K.R. Souders as Grantor and
                      Objective Systems Integrators, Inc. as Beneficiary dated
                      April 14, 1998
         10.17/3      Letter Agreement for Philip N. Cardman \
                      10.18.3 Letter
                      Agreement for Jerry P.Johnson
         10.19/3      Employment Agreement for James K.R. Souders
         10.20/3      Employment Agreement for Patric Olenczak
         10.21/7      Employment Agreement for Lawrence F. Fiore
         10.22/8*     Enterprise-Wide License Agreement between Registrant and
                      Adelphia Communications Corporation dated December 20,
                      1999
         10.23/8      Enterprise-Wide Professional Services Agreement between
                      Registrant and Adelphia Communications Corporation dated
                      December 20, 1999
         10.24/8      Severance Agreement of Jeffrey T. Boone
         10.25/8      Severance Agreement of Phjlip N. Cardman
         10.26/8      Severance Agreement of Lawrence F. Fiore
         10.27/8      Severance Agreement of Danny D. Line
         10.28/8      Severance Agreement of James T. Olsen
         10.29/9*     Master Software License Agreement Between Registrant and
                      Sprint/United Management Company
         10.30/9*     License Agreement No. 325 Between Registrant and
                      VoiceStream Wireless Corporation
         10.31/9      Offer Letter of Bud Mullanix
         10.32/9      Severance Agreement of Bud Mullanix
         10.33/9      Indemnification Agreement of Bud Mullanix
         23.1         Independent Auditors' Consent
         24.1         Power of Attorney (See page 23.)
         27.1         Financial Data Schedule

-----------------------

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

/3 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998


/4 Incorporated by reference to exhibits filed with OSI's Registration Statement on Form 8-B (Reg. No. 000- 26886) as declared effective by the SEC on February 4, 1997

/5 Incorporated by reference to exhibits filed with OSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1997

/6 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

/7 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

/8 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999

/9 Incorporated by reference to exhibits filed with OSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

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

Dated: September 27, 2000        OBJECTIVE SYSTEMS INTEGRATORS, INC.


                            By:  /s/ TOM L. JOHNSON
                                 --------------------------------------------
                                 Tom L.Johnson, Co-Chief Executive Officer and Co-Chairman of the Board of Directors

Dated: September 27, 2000        OBJECTIVE SYSTEMS INTEGRATORS, INC.


                            By:
                                /s/ RICHARD G. VENTO
                                ----------------------------------------------
                                Richard G. Vento, Co-Chief Executive Officer and Co-Chairman of the Board of Directors

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Tom L. Johnson, Richard G. Vento, and Lawrence F. Fiore, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                                      TITLE                                       DATE
-----------------------------          ------------------------------------------           ------------------

/S/ RICHARD G. VENTO                   Co-Chief Executive Officer and                        September 27, 2000
(Richard G. Vento)                     Co-Chairman of the Board of Directors

/S/ TOM L. JOHNSON                     Co-Chief Executive Officer and                        September 27, 2000
(Tom L. Johnson)                       Co-Chairman of the Board of Directors

/S/ LAWRENCE F. FIORE                  Vice President and Chief Financial Officer            September 27, 2000
(Lawrence F. Fiore)                    (Principal Financial and Accounting Officer)

/S/ GARY D. CUCCIO
(Gary D. Cuccio)                       Director                                              September 27, 2000

/S/ GEORGE F. SCHMITT                  Director                                              September 27, 2000
(George F. Schmitt)

/S/ DR. KORNEL TERPLAN
(Dr. Kornel Terplan)                   Director                                              September 27, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Objective Systems Integrators, Inc.

We have audited the accompanying consolidated balance sheets of Objective Systems Integrators, Inc. and its subsidiaries ("OSI") as of June 30, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of OSI's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OSI and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information contained therein.

/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP

San Jose, California
July 28, 2000

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        JUNE 30,
                                                                                           ------------------------------------
                                                                                                 2000             1999
                                                                                          ----------------    ----------------

ASSETS
Current assets:
    Cash and cash equivalents........................................................       $   27,591          $  15,811
    Short-term investments...........................................................           16,453             15,771
    Accounts receivable, net of allowances of $1,950 in 2000 and $1,865 in 1999......           18,887             17,251
    Prepaid expenses and other current assets........................................            1,700              1,515
                                                                                          ----------------    ----------------
       Total current assets..........................................................           64,631             50,348
Property and equipment, net..........................................................            9,570             11,319
Other assets, net....................................................................            2,522              4,757
                                                                                          ----------------    ----------------
       Total assets..................................................................       $   76,723          $  66,424


                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................................................................       $    5,606          $   5,822
    Accrued compensation.............................................................            6,801              5,315
    Accrued liabilities..............................................................            1,507              1,347
    Deferred revenue.................................................................           10,033              9,068
                                                                                          ----------------    ----------------
       Total current liabilities.....................................................           23,947             21,552

Deferred revenue.....................................................................            4,422              1,010
Other liabilities....................................................................              115                 --
                                                                                          ----------------    ----------------
           Total liabilities                                                                    28,484             22,562
                                                                                          ----------------    ----------------

Commitments (Note 6)

Stockholders' equity:
       Common stock, $0.001 par value; authorized 100,000,000 shares;
       shares outstanding: 37,034,000 in 2000 and 35,614,000 in 1999.................          94,597              86,703
       Accumulated other comprehensive income (loss).................................          (1,044)               (917)

       Accumulated deficit...........................................................         (45,314)            (41,924)
                                                                                          ----------------    ----------------
       Total stockholders' equity....................................................          48,239              43,862
                                                                                          ----------------    ----------------
       Total liabilities and stockholders' equity....................................       $   76,723          $  66,424
                                                                                          ================    ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED JUNE 30,
                                                                                   ----------------------------------------
                                                                                     2000           1999            1998
                                                                                   ---------     -----------    -----------
Revenues:
    License..................................................................      $ 37,811       $  36,296     $ 33,252
    Service and other........................................................        29,329          28,494       27,323
                                                                                   ---------     -----------    -----------
        Total revenues.......................................................        67,140          64,790       60,575
                                                                                   ---------     -----------    -----------

Cost of revenues:
    License..................................................................         2,073           1,978        1,922
    Service and other........................................................        16,099          18,391       22,844
                                                                                   ---------     -----------    -----------
        Total cost of revenues...............................................        18,172          20,369       24,766
                                                                                   ---------     -----------    -----------
Gross profit.................................................................        48,968          44,421       35,809
                                                                                   ---------     -----------    -----------

Operating expenses:
    Sales and marketing......................................................        28,408          28,712       32,509
    Research and development.................................................        17,233          21,247       16,295
    General and administrative...............................................         6,759           6,732        7,176
                                                                                   ---------     -----------    -----------
        Total operating expenses.............................................        52,400          56,691       55,980
                                                                                   ---------     -----------    -----------
Loss from operations.........................................................        (3,432)        (12,270)     (20,171)

Other income, net............................................................         1,431           1,596        1,823
                                                                                   ---------     -----------    -----------
Loss before income taxes.....................................................        (2,001)        (10,674)     (18,348)

Provision (benefit) for income taxes.........................................           833          23,463       (6,178)
                                                                                   ---------     -----------    -----------
Net loss.....................................................................      $ (2,834)      $ (34,137)    $(12,170)
                                                                                   =========     ===========    ===========
Loss per share:
     Basic...................................................................      $  (0.08)      $   (0.97)    $  (0.36)
                                                                                   =========     ===========    ===========
     Diluted.................................................................      $  (0.08)      $   (0.97)    $  (0.36)
                                                                                   =========     ===========    ===========
Shares used in loss per share calculations:

     Basic...................................................................        36,157          35,142       33,724
                                                                                   =========     ===========    ===========
     Diluted.................................................................        36,157          35,142       33,724
                                                                                   =========     ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                    ACCUMULATED       RETAINED
                                                                       OTHER          EARNINGS
                                              COMMON STOCK         COMPREHENSIVE    (ACCUMULATED                      COMPREHENSIVE
                                           SHARES       AMOUNT     INCOME (LOSS)      DEFICIT)         TOTAL          INCOME (LOSS)
                                        ----------   -----------   -------------  ---------------   ------------    ---------------

 BALANCE at June 30, 1997..........        32,571     $  81,386    $       (326)        $  4,383     $   85,443
 Common stock issued under stock
   option plans, net...............         2,221         4,377              --               --          4,377
 Amortization and adjustment of
   deferred stock compensation.....            --           370              --               --            370
 Tax benefit of exercise of stock
   options.........................            --           301              --               --            301
 Translation adjustment............            --            --            (801)              --           (801)        $     (801)
 Net loss..........................            --            --              --          (12,170)       (12,170)           (12,170)
                                        ----------   -----------   -------------  ---------------   ------------    ---------------
 BALANCE at June 30, 1998..........        34,792        86,434          (1,127)          (7,787)        77,520         $  (12,971)
                                                                                                                    ===============
 Common stock issued under stock
   option plans, net...............         1,315         2,266              --               --          2,266
 Purchase of treasury stock .......         (493)        (2,208)             --               --         (2,208)
 Amortization and adjustment of
   deferred stock compensation.....            --           211              --               --            211
 Translation adjustment............            --            --              210              --            210         $      210
 Net loss..........................            --            --              --          (34,137)       (34,137)           (34,137)
                                        ----------   -----------   -------------  ---------------   ------------    ---------------
 BALANCE at June 30, 1999..........        35,614        86,703            (917)         (41,924)        43,862         $  (33,927)
                                                                                                                    ===============
 Common stock issued under stock
   option plans, net...............         1,194         6,858              --               --          6,858
 Issuance of treasury stock  for
   employee stock purchase plan....           226         1,036              --             (556)           480
 Unrealized loss on securities.....            --            --             (21)              --            (21)        $      (21)
 Translation adjustment............            --            --            (106)              --           (106)              (106)
 Net loss..........................            --            --              --           (2,834)        (2,834)            (2,834)
                                        ----------   -----------   -------------  ---------------   ------------    ---------------
 BALANCE at June 30, 2000..........        37,034     $  94,597    $     (1,044)       $ (45,314)     $  48,239         $   (2,961)
                                        ==========   ===========   =============  ===============   ============    ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              OBJECTIVE SYSTEMS INTEGRATORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                        (IN THOUSANDS)

                                                                                           YEAR ENDED JUNE 30,
                                                                             -------------------------------------------------
                                                                                   2000            1999             1998
                                                                             --------------    -------------    --------------
   Cash flows from operating activities:
     Net loss.........................................................         $   (2,834)     $  (34,137)       $   (12,170)
     Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:

       Depreciation and amortization..................................              7,381             8,085            7,765
       Deferred income taxes..........................................                 --            22,332           (6,382)
       Stock compensation expense.....................................                 --               211              370
       Loss on disposal of property and equipment.....................                112               114               --
       Effect of changes in:
           Accounts receivable, net...................................             (1,667)             (367)           4,119
           Prepaid expenses and other current assets..................                (37)               47            1,397
           Accounts payable...........................................               (424)              379           (2,201)
           Accrued liabilities........................................              2,079              (845)             308
           Deferred revenue...........................................              4,377              (308)           3,868
                                                                             --------------    -------------    --------------
     Net cash provided by (used for) operating activities.............              8,987            (4,489)          (2,926)
                                                                             --------------    -------------    --------------
   Cash flows from investing activities:
       Sales (purchases) of short-term investments, net...............               (703)              947            8,706
       Purchases of property and equipment............................             (3,610)           (3,142)          (3,943)
       Purchases of other assets......................................               (183)           (2,819)              --
       Proceeds from sale of property and equipment...................                 --               702              598
                                                                             --------------    -------------    --------------
     Net cash provided by (used for) investing activities.............             (4,496)           (4,312)           5,361
                                                                             --------------    -------------    --------------
   Cash flows from financing activities:

       Proceeds from issuance of common stock, net....................              7,388             2,266            4,377
       Repurchase of common stock.....................................                 --            (2,208)              --
                                                                             --------------    -------------    --------------
     Net cash provided by financing activities........................              7,338                58            4,377
                                                                             --------------    -------------    --------------
   Effect of exchange rates on cash...................................                (49)              (14)             (61)
                                                                             --------------    -------------    --------------
     Net increase (decrease) in cash and cash equivalents.............             11,780            (8,757)           6,751
   Cash and cash equivalents:
     Beginning of the year............................................             15,811            24,568           17,817
                                                                             -------------     -------------    --------------
     End of the year..................................................        $    27,591      $     15,811      $    24,568
                                                                             ==============    =============    ==============
   Cash paid during the year for:
    Interest..........................................................        $        --      $         --      $        --
    Income taxes......................................................        $       783      $        960      $       258



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Objective Systems Integrators, Inc. ("OSI") provides software that simplifies the integration and management of communications networks in large-scale, complex, multi-vendor environments. Our VSM family of products includes a software framework, high-level development tools, service and management application components, and related professional services. These products and services are designed for use in complex, critical networks to enable the rapid deployment of new and enhanced services and management of other services and business processes.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of OSI and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

USE OF ESTIMATES

The preparation of financial statements that conform to accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities,
(2) disclosure of contingent assets and liabilities as of the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and the differences may be material.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit with banks and high-quality money market instruments with remaining maturities of 90 days or less when purchased. Because of the short period to maturity, fair values of cash equivalents approximate cost.

SHORT TERM INVESTMENTS

Short-term investments are classified as available-for-sale. On June 30, 2000 and 1999, respectively, investments consisted of approximately $4.0 million and $6.0 million, respectively, of debt securities issued by U.S. Government agencies, and approximately $12.5 million and $9.8 million, respectively, of corporate debt securities, both carried at fair value. On June 30, 2000 and 1999, gross unrealized gains and losses on available-for-sale investments were not significant. Amortized cost approximates fair value. Contractual maturities of short-term investments on June 30, 2000 and June 30, 1999, were generally within one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, which ranges from three to seven years. Amortization of leasehold improvements is taken over the shorter of the useful life of the asset or the related lease term.

OTHER ASSETS

Other assets consist primarily of goodwill and purchased technology. Costs for the research and development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once feasibility has been established, additional costs are capitalized until the product is available for general release to customers. Software development costs are amortized over the estimated economic life of the products, not to exceed three years. Intangible assets are amortized over the estimated useful life of the asset, which ranges from three to seven years.

LONG-LIVED ASSETS

Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles may not be recoverable, we evaluate the carrying values of those assets using future, undiscounted cash flows. If the sum of the anticipated, undiscounted future cash flows is less than the carrying amount of the asset, we recognize an impairment loss equal to the difference between the fair value and the carrying value.

REVENUE RECOGNITION

In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. We are required to adopt SAB 101 in fiscal year 2001.

Revenues consist primarily of fees for licenses of our software products, maintenance, customer support and consulting contracts.

LICENSE REVENUES: In earlier periods, software licenses were generally granted and priced on a per-server basis although we did grant some site, networkwide or enterprisewide licenses for larger installations. In fiscal 2000 we began to grant licenses on a customer usage or number of transactions basis. We generally recognize license revenues when a noncancelable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable. We recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses. In fiscal 2000 we did not add to our reserves for sales returns. This compares with $1.1 million that was reserved in fiscal 1999 and $2.9 million in fiscal 1998. We did this to reflect changes in the perceived risks associated with customer returns.

SERVICE AND OTHER REVENUE: Revenue from customer support contracts is recognized ratably over the term of the agreement, which is typically one year. Other revenue is derived primarily from professional services. This revenue is generally recognized using the percentage-of-completion method or on a time-and-materials basis. At June 30, 2000 and 1999, respectively, accrued liabilities included an accrual of $0.3 million and $0.4 million, respectively, for estimated losses on service contracts in progress.

DEFERRED REVENUE: Deferred revenue includes unearned amounts received under support contracts, amounts billed to customers but not recognized as revenue, and reserves for sales returns.

CONCENTRATION OF CREDIT RISKS

We license our products primarily to customers in the communications industry. We perform periodic credit evaluations of our customers and generally do not require collateral or other security to support accounts receivable. An estimate of credit losses has been provided for in our consolidated financial statements.

NET LOSS PER SHARE

We compute net loss per share using two different methods, basic and diluted. Basic net (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted net (loss) per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. During loss periods, we exclude the outstanding options from the calculation as including them would be antidilutive.

When we calculate diluted shares outstanding, we do not include common stock equivalents that might be dilutive in the future. To do so would have an antidilutive effect on net loss per share. Common stock equivalents not included in the calculation were 3.5 million in fiscal 2000, 0.5 million in fiscal 1999, and 2.3 million in fiscal 1998.

STOCK-BASED COMPENSATION

We account for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current estimated fair value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to provide pro forma net loss and net loss per share disclosure for stock-based compensation as if the fair value method defined in SFAS No. 123 had been applied.

FOREIGN CURRENCY TRANSLATION

The functional currency of our foreign operations is the local currency. Consequently, we translate assets and liabilities of operations outside of the United States into U.S. dollars using year-end exchange rates. We translate results of operations using average rates. We include the effects of foreign currency translation adjustments as a component of stockholders' equity.

INCOME TAXES

Deferred tax assets and liabilities reflect the anticipated future tax consequences of temporary differences that exist between the amounts we carry on our financial statements and the tax bases of those assets and liabilities. We record a valuation allowance to reduce deferred tax assets so that their realization is more likely than not.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses as well as unrealized gains and losses on short-term investments that are excluded from net income and reflected instead in other comprehensive income. Our adoption of SFAS No. 130 resulted in a change in the presentation of our financial statements, but had no impact on our consolidated financial position, results of operations, or cash flows.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 1998 the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES. SFAS No. 133, as amended, is effective for fiscal years beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. We have determined that the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

RECLASSIFICATION

Certain prior-year balances have been reclassified to conform to current-year presentation. Such reclassifications had no impact on net loss or stockholders' equity.

2.       PROPERTY AND EQUIPMENT

Property and equipment at June 30 consists of dollars (in thousands, estimated useful lives in parenthesis):

                                                                  2000           1999
                                                              -----------    ----------

Land................................................          $    1,329     $    1,329
Computer equipment and software (3 to 7 years)......              26,187         24,489
Furniture and fixtures (7 years)....................               2,836          2,772
Machinery and equipment (5 years)...................               2,524          2,307
Trade show equipment (5 years)......................                 461            461
Leasehold improvements (lesser of 5 years or lease term)           1,852            928
                                                              -----------    ----------
  Total.............................................              35,189         32,286
Accumulated depreciation and amortization...........             (25,619)       (20,967)
                                                              ----------     ----------
    Property and equipment, net.....................          $    9,570     $   11,319
                                                              ===========    ==========


3.       OTHER ASSETS

Other assets at June 30 consists of (in thousands):

                                                              2000          1999
                                                          -----------   -----------

Software development costs...........................      $      221      $     221
Purchased technology ................................           3,082          3,184
Deposits.............................................             362            369
Goodwill and other intangibles.......................           2,750          2,829
                                                          -----------    -----------
  Total..............................................           6,415          6,603

Accumulated amortization.............................          (3,893)        (1,846)
                                                          -----------    -----------
  Other assets, net..................................      $    2,522      $   4,757
                                                          ===========    ===========


4.       LINE OF CREDIT

We have a $2.5 million revolving line of credit, secured by bank balances, which expires in December 2002. Under our line, borrowings bear interest at either (1) a fluctuating annual rate equal to the prime lending rate then in effect, or (2) a fixed annual rate that is 2% above the London Inter-Bank Offered Rate. The method for calculating interest is at our discretion. As of June 30, 2000, we had not borrowed under our line. As of June 30, 2000, we had three letters of credit outstanding, each collateralized by our line of credit, for the total amount of approximately $189,000.

5.        INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30 consists of (in thousands):


                                                             2000          1999           1998
                                                          -----------   -----------    -----------
Current:
  Federal............................................     $       50     $      --     $       --
  State..............................................             45           135             --
  Foreign............................................            738           999            204
                                                          -----------   -----------    -----------
     Total Current ..................................            833         1,134            204
                                                          -----------   -----------    -----------
Deferred:
  Federal............................................             --        16,811         (5,245)
  State..............................................             --         5,518         (1,137)
     Total deferred..................................             --        22,329         (6,382)
                                                          -----------   -----------    -----------
Total provision (benefit) for income taxes...........     $      833     $  23,463      $  (6,178)
                                                          ===========   ===========    ===========

The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to common stock. There was no benefit recorded for fiscal years 2000 and 1999, and the benefit was $0.3 million in fiscal 1998.

Total income tax (benefit) expense for the years ended June 30 differs from the amounts computed by applying the statutory federal income tax rate to income before taxes as a result of the following (in thousands):

                                                               2000            1999           1998
                                                           -----------    ------------   -----------

Income tax expense (benefit) at statutory rate.........      $  (787)        $ (3,736)    $  (6,422)
State tax expense (benefit), net of federal benefit....         (102)            (342)         (209)
Research and other tax credits.........................         (675)            (846)         (616)
Other..................................................          564              459         1,069
Valuation Allowance....................................        1,833           27,928            --
                                                           -----------    ------------   -----------
  Total provision (benefit) for income taxes...........      $   833         $ 23,463     $  (6,178)
                                                           ===========    ============   ===========

The components of deferred tax assets and liabilities at June 30 consist of (in thousands):

                                                                           2000           1999
                                                                        -----------    -----------
Deferred tax assets:
  Allowances for doubtful accounts and sales returns................      $     958    $    1,158
  Accrued expense...................................................            906         1,530
  Net operating loss carryforwards and tax credit carryforwards.....         34,011        32,822
                                                                        -----------    -----------
      Total deferred tax assets.....................................         35,875        35,510
                                                                        -----------    -----------

Deferred tax liabilities:
  Depreciation and amortization.....................................          (355)          (228)
  Capitalized software..............................................           (2)             (4)
  Goodwill and intangible assets....................................           --               6
  Other.............................................................          (117)        (1,716)
                                                                        -----------    -----------
      Total deferred tax liabilities................................          (474)        (1,942)
                                                                        -----------    -----------
         Deferred Income Taxes                                              35,401         33,568
         Valuation Allowance                                               (35,401)       (33,568)
                                                                        -----------    -----------
         Deferred income taxes, net.................................      $     --     $        --
                                                                        ===========    ===========

As of June 30, 2000, we had net operating loss carryforwards of approximately $66.1 million and $18.9 million for federal and state purposes, respectively. These expire at various dates between 2001 and 2021. We also had federal and state credit carryforwards of approximately $6.4 million and $3.1 million, respectively. These will expire at various dates between 2001 and 2021.

6.      LEASE OBLIGATIONS AND COMMITMENTS

We lease office facilities under operating lease agreements. Rent expense was approximately $2.9 million in fiscal 2000, $2.9 million in fiscal 1999, and $2.7 million in fiscal 1998.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                     YEAR ENDING JUNE 30,
                            2001......................        $     3,070
                            2002......................              2,593
                            2003......................              2,013
                            2004......................              1,508
                            2005......................              1,499
                            Thereafter................             13,754
                                                            ----------------
                            Total.....................        $    24,437
                                                            ================


7.       EMPLOYEE BENEFIT PLAN

We have a 401(k) Profit Sharing Plan under which we may contribute a discretionary matching contribution as a percentage of an employee's contribution. We currently make a discretionary matching contribution of 50% of the employee's contribution, up to a maximum of 6%. Our matching contributions to the 401(k) Plan were approximately $322,000 for fiscal 2000, $383,000 for fiscal 1999, and $391,000 for fiscal 1998. We may make also a discretionary lump sum profit sharing contribution to the Plan that would vest over seven years. No discretionary lump sum contributions were made in fiscal 2000, 1999, or 1998.

8.       RELATED-PARTY TRANSACTIONS

In fiscal 1998 we had revenues of approximately $0.3 million from Omnipoint Communications, Inc. ("Omnipoint"). We had no revenue from Omnipoint in fiscal 1999 or fiscal 2000. A member of our Board of Directors served as Omnipoint's President and CEO.

9.       SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our business in one business segment. In fiscal 2000 one customer accounted for approximately 11% of our total revenues. In fiscal 1999 no customer accounted for more than 10% of our total revenues. In fiscal 1998 revenues from one customer accounted for approximately 12% of our total revenues.

The following shows our net revenues as of June 30, 2000, 1999, and 1998. It also shows our long-lived assets as of June 30, 2000, 1999, and 1998 by geographic area (in thousands). Net revenues are based on the country where the product was sold. No revenues from any one country outside the United States were 10% or more of our total revenues for the years ended June 30, 2000, 1999, and 1998.

                                                YEAR ENDED JUNE 30,
                               ------------------------------------------------
                                    2000             1999             1998
                               ---------------   -------------    -------------

Revenues:
  United States.............        $ 36,580        $ 35,473        $   39,981
  Europe....................          13,936           9,334             6,057
  Asia and Pacific Rim......          11,917          12,019             8,481
  Other.....................           4,707           7,964             6,056
                               ---------------   -------------    -------------
  Total Consolidated                $ 67,140        $ 64,790        $   60,575
                               ===============   =============    =============

Long-lived assets:
  United States.............        $ 10,649        $ 14,349        $   15,888
  Asia and Pacific Rim......           1,182           1,592             2,689
  Europe....................             261             135               119
                               ---------------     ------------     ------------
  Total Consolidated........        $ 12,092        $ 16,076        $   18,696
                               ===============     ============     ============



10.      STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

Our 1994 Non-Qualified Stock Option Plan ("Plan") provides for grants of nonqualified stock options to officers, key employees, consultants, and directors. Options are priced not less than fair market value on the date of grant. Options granted under the Plan generally vest over five years and expire ten years from the date of grant. No shares are available for future grant under the Plan.

Under our 1994 Stock Option Plan ("1994 Plan"), 3,624,500 shares of common stock were reserved for issuance to employees and consultants. Options granted under the 1994 Plan generally vest ratably over four years and expire ten years from the date of grant. On June 30, 2000, there were 3,699,816 shares available for grant under the 1994 Plan. On July 24, 1999, the Board of Directors amended the 1994 Plan to provide for the grant of stock options to nonemployee directors.

Under our 1995 Director Stock Option Plan ("Director Plan"), 550,000 shares of common stock were reserved for issuance. Nonemployee directors are granted options to purchase common stock at fair market value on the date of grant. Initial options vest ratably over four years and expire ten years from the date of grant. Subsequent options vest ratably over one year and expire ten years from the date of grant. On July 24, 1999, the Board of Directors terminated the Director Plan.

Option activity under all plans was as follows (in thousands, except prices):

                                                                        OPTIONS              WEIGHTED
                                                                      OUTSTANDING         AVERAGE PRICE
                                                                  ----------------    -----------------
Balance at June 30, 1997....................................               5,622            $        4.29
   Granted..................................................               1,414            $        9.16
   Exercised................................................              (1,629)           $        1.36
   Canceled.................................................                (429)           $        5.19
                                                                  ----------------
Balance at June 30, 1998....................................               4,978            $        6.58
   Granted..................................................               1,570            $        3.99
   Exercised................................................                (771)           $         .38
   Canceled.................................................              (1,343)           $        5.80
                                                                  ----------------
Balance at June 30, 1999....................................               4,434            $        6.98
   Granted..................................................               2,895            $        3.32
   Exercised................................................                (871)           $        7.08
   Canceled.................................................                (892)           $        6.70
                                                                  ----------------
Balance at June 30, 2000....................................               5,566            $        5.11
                                                                  ================


A summary of outstanding and exercisable stock options as of June 30, 2000, is as follows (in thousands, except prices):

                                 Options Outstanding                           Options Exercisable
                ------------------------------------------------------      --------------------------
                                          Weighted
                                          Average         Weighted                          Weighted
    Range of                             Remaining        Average                           Average
    Exercise             Number         Contractual       Exercise          Number          Exercise
     Prices           Outstanding           Life           Price         Exercisable         Price
-----------------    ---------------    -------------   -------------    -------------    -------------
   $0.08-$ 0.18                148           3.98       $       0.12              147     $       0.12
   $2.50-$ 4.38              3,602           8.92       $       2.89              574     $       3.75
   $5.19-$ 7.00                678           6.25       $       6.11              617     $       6.01
   $7.31-$14.50                938           7.98       $       9.34              476     $      10.40
      $25.50                   200           6.05       $      25.50              196     $      25.50
                     ---------------                                     -------------
   $0.08-$25.50              5,566           8.20       $       5.11            2,010     $       7.87
                     ===============                                     =============


At June 30, 1999 and 1998, 1,998,000 and 1,960,000 of the outstanding options were exercisable at weighted average exercise prices of $8.26 and $5.31, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Our Employee Stock Purchase Plan ("Purchase Plan") allows eligible employees to purchase common stock at a price that is 85% of the lower of (1) the fair market value at the beginning of each six-month offering period, or (2) the fair market value at the end of the period. The six-month periods begin in May and November. Purchases are limited to 15% of an employee's compensation. In fiscal 2000, 550,000 shares of common stock were issued under the Purchase Plan, and 505,000 shares were reserved for future issuance. In fiscal 1999, 544,000 shares were issued, and in 1998, 592,000 shares were issued.

ADDITIONAL STOCK PLAN INFORMATION

We follow the  provisions  of APB No. 25,  ACCOUNTING  FOR STOCK
ISSUED TO EMPLOYEES, for financial reporting purposes. We have adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

The weighted average "estimated grant date fair value," as defined by SFAS No. 123, for options granted under our stock option plans in fiscal 2000 was $2.38 per share. It was $2.89 per share for fiscal 1999 and $5.67 per share for fiscal 1998. The weighted average "estimated grant date fair value" for purchases under our Employee Stock Purchase Plan in fiscal 2000 was $2.12 per share. It was $3.48 per share for fiscal 1999 and $4.09 per share for fiscal 1998. These estimates are calculated using the Black-Scholes model, which was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. This differs significantly from our situation. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for our stock option and stock purchase programs:

                                                                2000         1999          1998
                                                             ----------   ----------    ---------
STOCK OPTION PLANS:
Expected dividend yields................................             --           --           --
Expected stock price volatility.........................         110.0%        91.0%        77.0%
Risk-free interest rate.................................           6.2%         4.9%         5.7%
Expected life following vesting (years).................           1.7          1.7          1.7

STOCK PURCHASE PLAN:
Expected dividend yields................................             --           --           --
Expected stock price volatility.........................         110.0%        91.0%        77.0%
Risk-free interest rate.................................           6.0%         4.7%         5.5%
Expected life (years)...................................           0.5          0.5          0.5


PRO FORMA NET LOSS AND NET LOSS PER SHARE

Under SFAS No. 123, had we recorded compensation expense based on the estimated grant date fair value for awards based on grants under our stock option and stock purchase plans, our net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for fiscal 2000, 1999, and 1998 (in thousands, except for per share amounts):

                                                      2000            1999             1998
                                                  -------------   -------------    -------------
Net loss as reported.........................     $     (2,834)   $    (34,137)    $   (12,170)
Pro forma net loss...........................     $     (5,139)   $    (38,274)    $   (22,984)

Diluted loss per share.......................     $      (0.08)   $      (0.97)    $     (0.36)
Pro forma diluted loss per share.............     $      (0.14)   $      (1.09)    $     (0.68)

In accordance with SFAS No. 123, we have excluded the impact of outstanding stock options granted before fiscal 1996 from this calculation. As a result, the calculation does not reflect future period adjustments that will apply to all stock options.

DEFERRED STOCK COMPENSATION

In fiscal 1996 we recorded deferred compensation of $2,272,000 to reflect the difference between the grant price and the deemed fair value of certain stock options granted in 1994 and 1995. This amount was amortized over the vesting period of the options, generally four years. The deferred compensation expense has been completely amortized as of June 30, 1999. Amortization of this compensation expense was $211,000 and $370,000 for fiscal 1999 and fiscal 1998, respectively.

                          * * * * * *

                                   SCHEDULE II

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                         Additions
                                                                        (Reversals)
                                                    Balance at            Charged                             Balance at
CLASSIFICATION                                    Beginning of         (Credited) to                            End of
--------------                                       Period             Operations         Deductions           Period
                                                 ----------------     ----------------    --------------     -------------


Allowance for Doubtful Accounts:

Year Ended:

          June 30, 1998........................       $    4,212       $      400      $   (3,095)       $    1,517
                                                 ===============    =============     =============     ===========
          June 30, 1999........................       $    1,517       $      642      $     (294)       $    1,865
                                                 ===============    =============     =============     ===========
          June 30, 2000........................       $    1,865       $      620      $     (535)       $    1,950
                                                 ===============    =============     =============     ===========

      Allowance for Sales Returns:

      Year Ended:

          June 30, 1998........................       $    2,300       $    2,894      $   (2,882)       $    2,312
                                                 ===============    =============     =============     ===========
          June 30, 1999........................       $    2,312       $    1,130      $   (2,280)       $    1,162
                                                 ===============    =============     =============     ===========
          June 30, 2000........................       $    1,162       $     (830)     $        0        $      332
                                                 ===============    =============     =============     ===========