Form 10-Q
period 2000-09-30
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 2000-11-14
CIK 892191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

                                 (916) 353-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

         Number of shares of registrant's common stock outstanding as of
                          October 31, 2000: 37,271,143

================================================================================

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements......................   1

          Condensed Consolidated Balance Sheets at September 30, 2000
          and June 30, 2000................................................   1

          Condensed Consolidated Statements of Operations for the three
          months ended September 30, 2000 and 1999........................    2

          Condensed Consolidated Statements of Cash Flows for the three
          months ended September 30, 2000 and 1999........................    3

          Notes to Condensed Consolidated Financial Statements............    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    6

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.......   16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   16

Item 6.   Exhibits and Reports on Form 8-K................................   17


SIGNATURE                                                                    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       SEPTEMBER 30,         JUNE 30,
                                                                              2000             2000
                                                                      ---------------      -------------
                                                                         (unaudited)             (1)
ASSETS
Current assets:
     Cash and cash equivalents.......................................     $ 26,306            $ 27,591
     Short-term investments..........................................       16,926              16,453
     Accounts receivable (net of allowance of $2,189 and $1,950).....       23,774              18,887
     Prepaid expenses and other current assets.......................        2,211               1,700
                                                                      ---------------      -------------
          Total current assets.......................................       69,217              64,631
Property and equipment, net..........................................        9,381               9,570
Other assets, net....................................................        2,222               2,522
                                                                      ---------------      -------------
          Total assets...............................................     $ 80,820            $ 76,723
                                                                      ===============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................     $  5,543             $ 5,606
     Accrued compensation............................................        7,195               6,801
     Accrued liabilities.............................................        1,841               1,507
     Deferred revenue................................................       10,619              10,033
                                                                      ---------------      -------------
          Total current liabilities..................................       25,198              23,947

Deferred revenue.....................................................        3,967               4,422
Other liabilities....................................................          103                 115
                                                                      ---------------      -------------
          Total liabilities                                                 29,268              28,484
                                                                      ---------------      -------------
Stockholders' equity:
     Common stock ...................................................       95,709              94,597
     Accumulated other comprehensive loss............................       (1,205)             (1,044)
     Accumulated deficit.............................................      (42,952)            (45,314)
                                                                      ---------------      -------------
          Total stockholders' equity.................................       51,552              48,239
                                                                      ---------------      -------------
          Total liabilities and stockholders' equity.................     $ 80,820            $ 76,723
                                                                      ===============      =============

(1) Information in this column derived from OSI's audited consolidated balance sheet as of June 30, 2000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ------------------------------
                                                                               2000            1999
                                                                         --------------    ------------
     Revenues:
          License                                                          $ 12,098          $   4,824
          Service and other.............................................      9,407              7,187
                                                                         --------------    ------------
               Total revenues...........................................     21,505             12,011
                                                                         --------------    ------------
     Cost of revenues:
          License                                                               690                575
          Service and other.............................................      3,821              3,879
                                                                         --------------    ------------
               Total cost of revenues...................................      4,511              4,454
                                                                         --------------    ------------
     Gross profit                                                            16,994              7,557
                                                                         --------------    ------------
     Operating expenses:
          Sales and marketing...........................................      8,602              6,079
          Research and development......................................      4,320              4,727
          General and administrative....................................      1,967              1,542
                                                                         --------------    ------------
               Total operating expenses.................................     14,889             12,348
                                                                         --------------    ------------
     Income (loss) from operations......................................      2,105             (4,791)

     Other income, net..................................................        580                261
                                                                         --------------    ------------
     Income (loss) before income taxes..................................      2,685             (4,530)

     Provision for income taxes.........................................        323                199
                                                                         --------------    ------------
     Net income (loss)..................................................     $2,362            $(4,729)
                                                                         ==============    ============
     Earnings (loss) per share:
          Basic   ......................................................     $ 0.06            $ (0.13)
                                                                         ==============    ============
          Diluted                                                            $ 0.06            $ (0.13)
                                                                         ==============    ============
     Shares used in earnings (loss) per share calculations:
          Basic   ......................................................     37,107            35,630
                                                                         ==============    ============
          Diluted                                                            40,355            35,630
                                                                         ==============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     --------------
Cash flows from operating activities:
    Net income (loss)........................................................         $  2,362            $ (4,729)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization..........................................            1,356               2,593
          Loss on disposal of fixed assets...................................               22                  --
      Effect of changes in:
          Accounts receivable................................................           (4,881)              5,177
          Prepaid expenses, other current assets and other assets............             (488)               (268)
          Accounts payable...................................................               (6)               (421)
          Accounts compensation..............................................              404                (595)
          Accrued liabilities................................................              357                  13
          Deferred revenue...................................................              131              (1,227)
                                                                                 ---------------     --------------
              Net cash provided by (used for) operating activities...........             (743)                543
                                                                                 ---------------      -------------
Cash flows from investing activities:
     Purchases of short-term investments.....................................             (462)               (427)
     Purchases of property and equipment.....................................           (1,032)               (704)
     Purchases of other assets...............................................               --                 (43)
     Proceeds from sale of property and equipment............................                2                  --
                                                                                 ---------------      -------------
              Net cash used for investing activities.........................           (1,492)             (1,174)
                                                                                 ---------------      -------------
 Cash flows from financing activities:
      Proceeds from issuance of common stock, net............................             1,112                  4
                                                                                 ---------------      -------------
              Net cash provided by financing activities......................             1,112                  4
                                                                                 ---------------      -------------
Effect of exchange rate changes on cash......................................              (162)                19
                                                                                 ---------------      -------------
              Net decrease in cash and cash equivalents......................            (1,285)              (608)
Cash and cash equivalents:
    Beginning of the period..................................................            27,591             15,811
                                                                                 ---------------     --------------
    End of the period........................................................       $    26,306         $   15,203
                                                                                 ===============      =============
Cash paid during the year for:
    Interest.................................................................       $        --        $        --
    Income taxes.............................................................       $       345        $       179


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

The information in this report reflects all adjustments that we believe are necessary to fairly state our financial position, results of operations, and cash flows for the period presented. These adjustments consist of items that are of a normally recurring nature.

These financial statements should be read in conjunction with the audited financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Results for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any other period.


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


3.      COMPREHENSIVE INCOME

Comprehensive income includes gains and losses from foreign currency translations and unrealized gains and losses on equity securities. The following table sets forth the calculation of comprehensive income:

                                                          FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -----------------------------
(in thousands)                                                2000             1999
                                                         -----------------------------
Net income (loss)                                              $2,362       $(4,729)
Foreign currency translation losses                              (173)          (26)
Unrealized gain on securities available for sale                   12           --
                                                         =============================
Total comprehensive income (loss)                              $2,201       $(4,755)
                                                         =============================


4.      RECENTLY ISSUED ACCOUNTING STANDARDS

We adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, in the first quarter of fiscal 2001. This statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. We have assessed our existing contracts and arrangements for potential derivative instruments. We have also addressed various other SFAS No. 133 issues. We have determined that we do not hold derivatives or embedded derivatives as defined by SFAS No. 133. Our adoption of SFAS No. 133 did not have a material impact on our results of operations, financial position, or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB No. 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. We believe that we comply with the provisions of SAB No. 101.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, that clarifies guidance for certain issues related to the application of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. FIN No. 44 is effective July 1, 2000. Implementation of FIN No. 44 had no material impact on our results of operations, financial position, or cash flows.


5.      SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our business in one business segment. For the three-month period ended September 30, 2000, one customer accounted for 13% of our total revenues. No one customer accounted for more than 10% of our total revenues for the same period in fiscal 2000.

The following table presents a summary of geographic information:

                                                             FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         ----------------------------------
(in thousands)                                                  2000             1999
                                                         ----------------------------------
Revenues:
  United States....................................           $ 11,978          $ 6,089
  Europe...........................................              1,462            1,909
  Asia and Pacific Rim.............................              3,613            2,698
  Latin America....................................              3,413            1,230
  Other............................................              1,039               85
                                                         ----------------------------------
    Total..........................................            $21,505          $12,011
                                                         ==================================
Long-lived assets:
  United States....................................            $10,308          $12,632
  Europe...........................................                364              138
  Asia and Pacific Rim.............................                931            1,446
                                                         ----------------------------------
    Total..........................................            $11,603          $14,216
                                                         ==================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding expectations, beliefs, intentions, or strategies regarding the future. They have been identified with an asterisk (*). Underlying these statements are a number of assumptions regarding risks, both known and unknown, which may cause our actual results to differ materially from those that are expressed or implied. These risks include but are not limited to concentration of product and customers; growth of sales, customer support and development organizations; competition and technological change in our industry; international licensing; dependence on third-party relationships; risk of product defects; both general and industry-specific economic conditions in our marketplace; fluctuations of quarterly results; and retention of key personnel.

We are not responsible for the accuracy or completeness of the forward-looking statements in this Quarterly Report. We will not update them after the date of this Quarterly Report, conform them to actual results, or conform them to changes in our expectations. Additional information can be found in Item 1, Notes to Condensed Consolidated Financial Statements, throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 3, Quantitative and Qualitative Disclosure About Market Risk, and in the Annual Report to Stockholders.


OVERVIEW

We develop, market, and sell software that manages communications networks for voice and eServices in the evolving communications market. We were founded in 1989 to help telecommunications companies simplify the management of their large-scale telephony networks. Since then, we have evolved our product line to meet the changing needs of communication service providers, who are increasingly focused on communications that use Internet technologies. As a result of enhancements to our existing products and new products that we have introduced during the past year, our NETeXPERT(R)1 family of management software allows our customers to compete more successfully in the growing markets for Internet-based communications services, such as wireless data and voice-over-Internet-protocol. Our target markets include established and emerging providers of long-distance and local voice services, Internet services, application services, Web-based services, and other new-generation communications services. We differ from many of our competitors in that we provide software for managing not just a single network function but a broad range of functions essential to delivering and monitoring high-quality communications services. Our products are designed to help our customers adapt continuously to changing business directions and technologies, while minimizing service disruptions, wasted or duplicate software investments, and costly customization. To accomplish this, our products have been built on our Unified Management Architecture ("UMA"), which provides the built-in flexibility to create a single


--------
1 Please note the following trademarks we claim for our company and its products: Objective Systems Integrators(TM), NETeXPERT(R), NETeXPERT(R) Virtual Business Management(TM) (VBM(TM)), NETeXPERT(R) Virtual Process Management(TM) (VPM(TM)), NETeXPERT Virtual Service Management(TM) (VSM(TM)), NETeXEL(TM), FM eXEL(TM), CM eXEL(TM), AM eXEL(TM), PM eXEL(TM), NETeXEC(TM), ASP eXEC(TM), DSL eXEC(TM), GPRS eXEC(TM), IP eXEC(TM), CIRCUIT eXEC(TM), MOBILE eXEC(TM), VIRTUAL eXEC(TM), NETeXTEND(TM), NETeXSIGHT(TM), Unified Management Architecture(TM) (UMA(TM)), Reference Platform Model(TM), CORBA Access(TM), DataArchiver(TM), DBSync(TM), IDEAS(TM), NXRI(TM), Peer-to-Peer(TM) Server, Replica(TM), VisualAgent(TM), and WebOperator(TM).

integrated management system that can accommodate equipment and software from different vendors, using diverse standards and protocols.

Given the increasing complexity of the environments they manage, communication service providers are recognizing the need for streamlined, automated systems. Building on our UMA, we have continued to extend our product line to facilitate the ability of our customers to manage and automate their business processes from end to end. In the first quarter of fiscal 2001, we released NETeXSIGHT, a package that, with the help of visual tools, will allow users to automate the management of quality (network fault and performance) in networks based on the Internet protocol ("IP").* The Internet protocol describes software that tracks the Internet addresses of nodes, routes, and outgoing messages, and recognizes incoming messages. We believe that this entry-level product, which has been designed to be implemented without complex programming, will position us to take advantage of new opportunities in the emerging Managed Service Provider (MSP), Application Service Provider (ASP), and Internet Service Provider (ISP) markets.* We also believe that this product direction -- management software for IP environments -- will benefit our installed base, most of whom have begun to offer next-generation wireless and data services along with traditional services based on wireless and wireline technologies.*

For the three-month period ended September 30, 2000, we had a net profit of $2.4 million compared with a net loss of $4.7 million for the same period in fiscal 2000. Overall, net profits increased noticeably due to an increase in the amount of license, service and other revenues, coupled with an increase in gross margins and the relatively lower operating expenses that resulted from our cost control measures. Over the past year, we developed and enhanced our products with new features and functionality. This resulted in further acceptance by our customers, an improved sales process, and increased revenues. Some of the factors that contributed to this increase are described in the section titled "Results of Operations."


RESULTS OF OPERATIONS

REVENUES:

                                                 FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              ---------------------------------
(in thousands, except percentages)
                                                2000        CHANGE         1999
                                              --------     ---------     --------
License                                        $12,098          151%      $ 4,824
PERCENTAGE OF REVENUES                              56%                        40%
Services and other                             $ 9,407           31%      $ 7,187
PERCENTAGE OF REVENUES                              44%                        60%
Total revenues                                 $21,505           79%      $12,011

Our revenues are derived from license fees and fees for services that complement our products, including professional services, software support, customer support, and training. The increase in total revenues for the three months ended September 30, 2000, compared with the three months ended September 30, 1999, resulted primarily from an increase in orders related to the introduction of new products under our UMA. These new products were NETeXSIGHT, CM eXEL 2.5, Virtual Process Management ("VPM") 2.0, GPRS eXEC, and DSL eXEC. Increased revenues in North America, Latin America, Asia, and the Pacific Rim were partially offset by lower revenues in Europe.

We instituted a new pricing model in fiscal 2000 based on network performance and customer usage levels. This model was designed to give our customers greater flexibility and additional choices when selecting and licensing our products. This model has been in effect for three quarters, where we experienced revenue growth. However, the change could negatively impact our short-term revenues if we are not able to continue to attract sufficient volume to offset our lower entry prices.*

LICENSE REVENUES. In earlier periods, software licenses were generally granted and priced on a per-server basis although we did grant some site, networkwide, or enterprisewide licenses for larger installations. Going forward, licenses will also be granted on customer usage basis, or what we refer to as performance-based pricing. We generally recognize license revenues when a noncancelable license agreement has been signed, product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is probable.

We recognize revenue under contracts requiring significant customization using the percentage-of-completion method of contract accounting, based on the ratio of incurred costs to total estimated costs. Although, generally our license agreements do not provide for a right of return, we maintain reserves for returns and potential credit losses.

License revenues increased in absolute dollars and as a percentage of total revenues for the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999. The introduction of new features and functionality into our products, as well as our new pricing model, contributed to an increase in orders from both new and existing customers.

We are continuing to increase the size and competency of our direct sales force and to build relationships with current and new distribution partners. We added additional sales staff during the three-month period ended September 30, 2000 and expect to continue doing so throughout fiscal 2001.* Given the significant number of new products we have introduced, the need to train our sales and support personnel in those products, and the relatively short average tenure of our direct sales force, historic per-salesperson productivity rates may be difficult to achieve in the near term.*

We anticipate that our license revenues will continue to represent a majority of total revenues.* However, we also believe that historic growth rates in our license revenues should not be used as an indication of growth rates for future periods.* We expect that recent implementation of new strategies or usage-pricing models may have an effect on our revenues.* While the number of orders placed by new and existing customers may increase, the license revenue per customer may potentially be reduced in any given reporting period.* Longer term, our usage-based pricing should establish future revenue streams as our customers' usage of our products grows. We also believe that competition in our markets is intense and increasing.* This could result in price reductions, reduced gross margins, or loss of market share, any of which would have a material, adverse effect on our business, operating results, and financial condition.*

SERVICES AND OTHER REVENUES. We recognize revenues for training, consulting, and professional services as the services are performed and acceptance criteria are met. We offer support contracts to our customers. These contracts provide telephone support, updates, and maintenance of our products during the support period. Revenues from support contracts are deferred and recognized ratably over the term of the support agreement. Payments for support fees are generally made in advance and are nonrefundable.

During the three-month period ended September 30, 2000, service and other revenues increased in absolute dollars and decreased as a percentage of total revenues when compared with the three-month period ended September 30, 1999. This was caused, in part, from our higher level of license sales. The growth in absolute dollars is due to increased maintenance and professional services revenues. The decrease as a percentage of total revenues was due to a relative increase in license revenues. For the three-month period ended September 30, 1999, license revenues were abnormally low as a percentage of total revenues because of a decrease in orders for our products from both existing and potential new customers. For the three-month period ended September 30, 2000, license revenues were more typical. However these percentages can vary greatly from period to period.*

We expect that our services and other revenues will continue to represent a significant portion of total revenues.* We anticipate a continued demand for professional services in connection with the licensing of our products, renewal of existing support contracts, and incremental support revenues attributable to a growing installed base.* We also believe that prior growth rates for services and other revenues may not be sustainable and should not be relied on as an indication of future growth rates.*

INTERNATIONAL REVENUES. Although revenues from outside the United States have decreased as a percentage of total revenues from 49% for the three-month period ended September 30, 1999 to 44% for the three-month period ended September 30, 2000, international revenues have still increased in absolute dollars. We will continue to invest and build our European and Asia-Pacific operations.* Overall, we do not perceive any weakness in any of the international markets within which we operate.*

We expect that our international revenues will continue to account for a material portion of our total revenues in future periods.* International business involves a number of inherent risks, including longer collection periods, greater difficulty in collections, fluctuations in the real cost of services given changes in relative exchange rates, difficulty in staffing and managing operations, a longer sales cycle, potentially unstable political and economic conditions, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecommunications services, reduced protection for intellectual property rights, potentially adverse tax consequences, and tariffs or other trade barriers. In addition, access to foreign markets is sometimes difficult due to the established relationships between government-owned or government-controlled communications providers and local suppliers of communications products. As a result, we may not be able to continue penetrating international markets successfully. In addition, we cannot give assurances we will be able to sustain or increase revenue from international licensing and services or that the factors listed above will not adversely affect our future international business. Any of these factors could have a material, adverse effect on our business, operating results, and financial condition.*

COST OF REVENUES:
                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------
(in thousands, except percentages)
                                                                2000          CHANGE         1999
                                                            -----------    -----------   -----------
Cost of license revenues...........................             $ 690             20%         $  575
PERCENTAGE OF REVENUES.............................                 3%                             5%
Cost of service and other revenues.................            $3,821             (1%)        $3,879
PERCENTAGE OF REVENUES.............................                18%                            32%
Total cost of revenues.............................            $4,511              1%         $4,454
PERCENTAGE OF REVENUES.............................                21%                            37%
Gross profit.......................................           $16,994            125%         $7,557
PERCENTAGE OF REVENUES.............................                79%                            63%


COST OF LICENSE REVENUES. Cost of license revenues consists primarily of license fees paid to third-party software vendors and the costs of product media and duplication, manuals, packaging materials, shipping expenses, amortization of capitalized software costs, and related labor costs. For the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999, cost of license revenues increased primarily due to the increased number of licenses that we issued. The relative percentage of cost of license revenues decreased over the same periods due to the effects of amortizing certain fixed costs over a larger base of license revenues.

COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel costs related to providing professional services and maintenance services in connection with our products. It also includes outside service fees paid to third-party providers of professional services, related travel costs, overhead, and estimated losses related to professional services contracts. The cost of services and other revenues for the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999, decreased primarily because of a reduction in head count and related costs within our professional services group. This was partially offset by increased head count and related costs in our maintenance and technical support service groups. We expect cost of services and other revenues will continue to increase in absolute dollars but decrease as a percentage of total revenues, as we plan to increase personnel costs as projects require.*

The gross profit increased both in absolute dollars and as a percentage of total revenues for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999. This was caused by a significant increase in license revenues balanced against our relatively flat total costs of revenue.


OPERATING EXPENSES:
                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
(in thousands, except percentages)
                                                    2000         CHANGE          1999
                                               -------------  ------------   ------------
Sales and marketing                                 $ 8,602       42%          $ 6,079
PERCENTAGE OF REVENUES                                   40%                        51%
Research and development                            $ 4,320       (9%)         $ 4,727
PERCENTAGE OF REVENUES                                   20%                        39%
General and administrative                          $ 1,967       28%          $ 1,542
PERCENTAGE OF REVENUES                                    9%                        13%
Total operating expenses                            $14,889       21%          $12,348
PERCENTAGE OF REVENUES                                   69%                       103%


SALES AND MARKETING. Sales and marketing expenses consist mainly of salaries, commissions, and bonuses for sales and marketing personnel. They also include facilities costs associated with sales and customer support offices, promotional expenses, and contract administration. Sales and marketing expenses increased significantly for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999. This was due to increases in sales commissions from our increased sales, increases in head count and related expenses, and increased participation in various trade shows to expand our markets and promote our new product line.

We expect that our sales and marketing expenses in future periods will continue to increase in absolute dollars and could increase as a percentage of revenues. This increase in costs will result from our active hiring program, increased focus on marketing programs, and expenses associated with developing and maintaining agreements with various partners involved in the sale of our products.*

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999. The decrease in expenses mainly reflects a decline in head count and related expenses. In the three-month period ended September 30, 1999, we recorded additional amortization expense in the amount of $.6 million related to purchased technology which was fully amortized before the three-month period ended September 30, 2000. We expect to commit significant resources to research and development to enhance and extend our core technology and product lines.*

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of personnel costs for finance, human resources, legal affairs, and general management. Also included are outside legal and accounting fees, corporate insurance expenses, and provision for doubtful accounts. General and administrative expenses increased for the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999 due to an increase in average head count and related expenses such as travel, telephone, and office supplies.

General and administrative expenses may increase in the future with continued growth and the hiring of additional personnel.* Although we believe our allowance for doubtful accounts is adequate at the end of the first quarter of fiscal 2001, we will continue to review this allowance and adjust it as needed. This could result in additional charges to general and administrative expenses.*

OTHER INCOME, NET:
                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------
(in thousands, except percentages)
                                                    2000           CHANGE           1999
                                                --------------  ------------   ----------------
Other income, net                                    $ 580          122%            $261
PERCENTAGE OF REVENUES                                   3%                            2%


OTHER INCOME, NET. Other income, net consists primarily of interest income, gains or losses on foreign exchange, and miscellaneous bank charges. The increase in other income, net was due primarily to an increase in interest income which was earned on a higher average cash balance during the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999.

PROVISION FOR INCOME TAXES:
                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------
(in thousands, except percentages)
                                                    2000          CHANGE          1999
                                                -------------  -------------  --------------
Provision for income taxes                          $ 323          62%            $ 199
PERCENTAGE OF REVENUES                                  2%         NM                 2%


(NM- Not meaningful)

PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes includes state and foreign income taxes. The increase in provision for income taxes for the three-month period ended September 30, 2000, compared with the three-month period ended September 30, 1999 is due mostly to an increase in foreign income taxes.


FACTORS THAT MAY AFFECT FUTURE RESULTS

In recent months, we have been monitoring projected capital expenditures by U.S. telecommunications carriers and trying to evaluate the effect this may have on our business. Early projections by the U.S. carriers indicate that they will increase their capital expenditures, but at a lower rate than was the case during the last calendar year. While we believe that this may have an impact on our business, we also believe that carriers will continue to invest in services that drive revenue growth and give them a competitive advantage.* Our UMA-based products have been designed to help carriers achieve these goals. We also believe that the diversity of our business, in terms of technologies supported, products offered, geographies and markets addressed, will help to lessen the effects of slower growth in any particular part of the industry. However, if the demand for communications services does not grow as is currently projected and, as a result, carriers do not invest in their infrastructure, there may be a material, adverse affect on our results of operations, financial positions or cash flows.*

QUARTERLY RESULTS. Our quarterly operating results have varied significantly in the past and we expect that this will continue to be the case going forward.* Fluctuation in quarterly license revenues is caused by the timing of large orders by our customers, including incumbent global and local telecommunication providers and new, emerging communication service providers. Orders are typically preceded by long sales cycles and, accordingly, it has been and will continue to be difficult to predict when they will be received.* The failure to obtain a large order during any given reporting period, for whatever reason, could have a material, adverse effect on our business.

We typically receive a significant portion of our orders and record the resulting revenue in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Expense levels are based, in part, on our expectations of future revenues. If actual revenues are below expectations, operating results will be adversely affected. In particular, because only a small portion of our expenses vary with revenue, net income may be disproportionately affected if anticipated revenues are not realized.* We believe this customer buying pattern will continue.*

Our quarterly operating results have also varied and may continue to vary significantly from quarter to quarter based on factors such as the capital spending patterns of our customers; changes in our pricing policies or those of our competitors; increased competition; cancellation of licenses or support agreements; changes in operating expenses; personnel changes; fluctuation in product demand; the number, timing, and significance of new products and product enhancements by us and by our competitors; our ability to develop, introduce, and market new and enhanced versions of our products in a timely manner; the mix of direct and indirect sales; our assessment of our allowance for doubtful accounts; sales returns; and general economic factors, among others.*

Because of these factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.*

SALES CYCLE. Revenues are also difficult to forecast because the sales cycle, from initial evaluation to product installation, varies substantially from customer to customer. Purchase of an Operations Support

System (OSS) application generally involves a significant commitment of capital, with the attendant time requirements often associated with a customer's internal approval procedures. It also involves the need to test and accept new technologies that affect crucial operations. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

KEY PERSONNEL. Our future success depends to a significant degree on the continuing contributions of key management, sales, professional services, customer support, and product development personnel.* The loss of, or the inability to attract and retain, key personnel could adversely affect our business.* We have experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified employees is intense in the software industry, and there can be no assurance that we will be successful in attracting and retaining the people we need. The complex nature of our customers' networks requires that we recruit and hire personnel with expertise in, and a broad understanding of, the telecommunications industry. There are only a limited number of qualified personnel available for employment. Failure to attract and retain key personnel would have a material, adverse effect on our business condition.*

GROWTH. To compete effectively and manage future growth, we also need to improve our internal operational, financial, and management information systems, procedures, and controls in a timely manner. Management of future growth also means that we must expand, train, motivate, and manage our workforce. We can give no assurances that our personnel, systems, procedures, and controls will be adequate to support existing and future operations. The failure to improve operational, financial, and management systems, or to expand, train, motivate, and manage employees, could have a material, adverse effect on our business.*

PRODUCT DEFECTS. Software products as complex as those we offer are likely to contain defects when they are introduced or when new versions are released. Although we are not aware of any material software defects in our products, we can give no assurances, despite extensive testing both by us and by our customers, that errors will not be found after commercial licensing begins. This could result in delayed or lost revenue, loss of market share, or failure to achieve market acceptance.* Any of these could have a material, adverse effect on our business.*

COMPETITION. Our products are designed for use in an evolving network operations support and management applications market. Competition in this market is intense, with customer consolidation and resulting network operations convergence, rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. Our competitors offer a variety of solutions to address this market. We believe that competition has increased and will continue to increase.* Additionally, some of our customers regularly evaluate whether to design and develop their own network operations support and management applications or to acquire them from outside vendors. We can give no assurances that our current or potential competitors will not develop lower-cost products that are comparable or superior to ours or that they will not be able to adapt more quickly to new technologies, evolving industry trends, or changes in customer requirements. If we are not able to compete successfully against current and future competitors, our business will be materially and adversely affected.

INTERNATIONAL BUSINESS. We expect that our international business will continue to account for a significant portion of our total revenues.* We intend to continue expanding our operations outside of North America.* This will require significant management attention and the expenditure of significant financial resources.* The result could adversely affect our operating margins if the investments are not accompanied by sufficient revenue growth. *

Historically, our transactions have been primarily in U.S. dollars. However, as we further expand our operations outside of the United States, transactions in other currencies are likely to increase.* This will result in a corresponding increase in our exchange rate risk. If exchange rates change unfavorably, this could result in charges to operations. Although we have tried to reduce the risk of fluctuations in exchange rates by pricing our products and services in U.S. dollars whenever possible, we pay our local expenses in local currencies. We do not engage in hedging transactions with respect to those obligations. Currency exchange fluctuations in countries where we license our products could have a material, adverse effect on our business by making our pricing noncompetitive with products priced in local currencies.*

RESELLER RELATIONSHIPS. A key element of our business strategy is to expand our distributor, systems integrator, and value-added reseller channels. We are currently investing, and plan to continue investing, significant resources to develop these channels of distribution.* Though we are in discussions with a number of interested firms we can give no assurances that we will be able to attract additional partners who can market our products effectively. If we are unable to develop these relationships or if our partners are unable to market our products effectively, our business operating results and financial condition would be materially and adversely affected.*

PROPRIETARY TECHNOLOGY. Our success and ability to compete depends in large part on our proprietary software technology. To protect our proprietary rights, we rely on a combination of various technical measures, as well as trade secret, copyright, and trademark laws. We also rely on nondisclosure agreements and other contractual arrangements. Despite our efforts, unauthorized parties may attempt to copy our products or to obtain and use our proprietary information.* The steps we have taken may be insufficient to prevent misappropriation of our technology. Our precautions may not preclude competitors from developing products with functionality or features that are similar to those in our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries outside the United States. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, infringement claims may arise in the future as the number of products and competitors in our industry increases. Any such claim, with or without merit, could be time-consuming, result in costly litigation, and divert the attention of our technical and management personnel.* This could result in a material, adverse impact on our business.*

THIRD-PARTY SOFTWARE. Finally, we rely on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. The continued availability of this software cannot be assured. Nor can we give assurances that, on expiration of our current agreements, renewals will be available on commercially reasonable terms.
Absence of these licenses could have a material, adverse effect on our business.*

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

For the three-month period ended September 30, 2000, we experienced a net decrease in cash and cash equivalents of $1.3 million. This compares with a net decrease of $0.6 million during the same period in fiscal 2000. The decrease in cash for the most recent quarter resulted from a $0.7 million decrease in cash from operating activities and a $1.5 million decrease in cash from investing activities, including $0.5 million in purchases of short-term investments and $1 million in purchases of property and equipment. Our use of cash was partially offset by $1.1 million in net proceeds that we received as a result of issuing common stock on the exercise of employee stock options.

As of September 30, 2000, we had working capital of approximately $44 million. This included $43 million in cash, cash equivalents, and short-term investments. We also have a $2.5 million secured revolving line of credit. Under our line of credit, borrowings bear interest at either (1) a fluctuating rate per year equal to the prime lending rate then in effect, or (2) a fixed rate per year that is 2% above the London Inter-Bank Offered Rate. As of September 30, 2000, no amounts had been borrowed under our line of credit.

Some of our accounts receivable are beyond their payment terms. We maintain an allowance for doubtful accounts that we believe is adequate to cover potential credit losses.* At September 30, 2000, reserves for doubtful accounts and sales returns were $2.5 million. We believe our present reserves are adequate to provide for potential credit losses or sales returns.*

For the three-month period ended September 30, 2000, we spent $1 million for capital items, principally computer hardware, computer software, and communications equipment. We expect that capital expenditures will increase in fiscal 2001 and in the future. This increase will be necessary to support the planned growth in our head count and related equipment and infrastructure requirements.

We believe that our cash balances and our cash flow from operations are sufficient to support our working capital requirements for at least the next twelve months. Thereafter, if cash generated from operations cannot satisfy working capital requirements, we may need to raise additional funds. Financing may not be available or, if it is, may not be obtainable on terms that are favorable to us or our stockholders.* If we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If funds are unavailable, our business may be adversely affected.*

In 1998 our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to 1,000,000 shares of our common stock. As of September 30, 2000, we had repurchased 493,000 shares of common stock on the open market, at an average purchase price of $4.47, for $2,208,000. We may continue repurchasing shares in the future.*

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market rate risk based on a change in interest rates relates primarily to our investment portfolio, which consists of cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost. We do not believe our exposure to interest rate risk is material for these balances, which were $24.5 million on September 30, 2000. The securities in our short-term investment portfolio are generally classified as available-for-sale. Short-term investments were $16.9 million on September 30, 2000. We do not use derivative financial investments in our short-term investment portfolio; we place our investments with high-quality issuers and, by policy, limit our credit exposure to any one issuer. We are averse to principal loss and attempt to ensure the safety of our investment funds by limiting default, market, and reinvestment risk. If market interest rates were to change immediately and uniformly by 10% from the rates in effect on September 30, 2000, the fair value of our cash equivalents and short-term investments would change by an insignificant amount.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to litigation incident to the ordinary course of our business. As of the date of this Report, we do not believe that there is material litigation pending against us or involving our business. However, any litigation, whether we are the plaintiff or defendant and regardless of the outcome, could result in substantial costs and significant diversion of effort by our technical and management personnel. In addition, we can give no assurances that material litigation, either by or against us, will not be necessary to resolve issues that may arise in the future. Given the uncertainties of litigation, any litigation could have a material, adverse effect on our business, financial condition, or operating results.*

There are no material developments in the litigation previously reported in our Annual Report on Form 10-K for the fiscal year ending June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     3.1/1     Certificate of Incorporation
     3.2/1     Bylaws, as amended to date
     10.34/*   Master License Agreement Between Registrant and Supernet Co., LTD
     10.35/*   Enterprise License Agreement Between Registrant and eSpire
               Communications, Inc.
     27.1      Financial Data Schedule


      /1 Incorporated by reference to exhibits filed with Registrant's Registrations Statement on Form S-1 (Reg. No. 33-97506) as declared effective by the Commission on November 30, 1995

      * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

b)   Reports on Form 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OBJECTIVE SYSTEMS INTEGRATORS, INC.



Dated:   November 13, 2000        By: /S/ LAWRENCE F. FIORE
                                     ---------------------------------
                                     Lawrence F. Fiore, Chief Financial Officer

                                     (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)