Form 10-Q/A
period 1999-12-31
OBJECTIVE SYSTEMS INTEGRATORS INC
filed 2000-11-20
CIK 892191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


(Mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER: O-26886


                       OBJECTIVE SYSTEMS INTEGRATORS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       68-0239619
(State or other jurisdiction of                   (I.R.S. Identification Number)
incorporation or organization)


                                  101 PARKSHORE
                            FOLSOM, CALIFORNIA 95630
           (Address of principal executive office, including zip code)

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

                                EXPLANATORY NOTE

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000 for the quarter ended December 31, 1999, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 solely for the purpose of including the following Item 4 disclosure set forth below:

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 1999, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Richard G. Vento (with 31,883,040 affirmative votes and 1,893,548 votes withheld), Tom L. Johnson (with 31,892,067 affirmative votes and 1,884,521 votes withheld), George F. Schmitt (with 31,887,013 affirmative votes and 1,889,575 votes withheld), Gary D. Cuccio (with 31,879,963 affirmative votes and 1,896,625 votes withheld), and Dr. Kornel Terplan (with 31,761,519 affirmative votes and 2,015,069 votes withheld).

An amendment to our 1994 Employee Stock Option Plan was approved, increasing the number of shares of Common Stock reserved for issuance by 3,000,000 shares (with 23,621,680 affirmative votes, 2,787,887 negative votes, 15,125 abstaining, and 9,452,454 Broker Non-Votes).

The stockholders also ratified the appointment of Deloitte & Touche, LLP as our independent public accountants for fiscal year 2000 (with 33,695,401 affirmative votes, 71,152 negative votes, 10,035 abstaining, and 2,100,558 Broker Non-Votes).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OBJECTIVE SYSTEMS INTEGRATORS, INC.


Dated:   November 20, 2000         By: /s/ LAWRENCE F. FIORE
                                      ------------------------------------------
                                      Lawrence F. Fiore, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)